Form 10-Q
period 1994-12-31
ALBERTO CULVER CO
filed 1995-02-14
CIK 3327

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

                               December 31, 1994

                                    - OR -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File No. 1-5050


                            ALBERTO-CULVER COMPANY
             (Exact name of registrant as specified in its charter)

                    Delaware                     36-2257936
         (State or other jurisdiction of      (I.R.S.Employer
         incorporation or organization)       Identification No.)

                   2525 Armitage Avenue
                   Melrose Park, Illinois              60160
          (Address of principal executive offices)    (Zipcode)



Registrant's telephone number, including area code:   (708) 450-3000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO


At December 31, 1994, there were 10,940,209 shares of Class A common stock outstanding and 16,766,240 shares of Class B common stock outstanding.


                                                  PART I


ITEM 1.  FINANCIAL STATEMENTS

                      ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                     Consolidated Statements of Earnings
                Three Months Ended December 31, 1994 and 1993
           (dollar amounts in thousands, except per share figures)


                                                           (Unaudited)

                                                         1994           1993
Net sales                                              $ 311,474       284,570

Costs and expenses:
  Cost of products sold                                  155,548       141,166
  Advertising, promotion,
    selling and administrative                           136,840       127,884
  Interest expense, net of interest income
    of $466 in 1994 and $595 in 1993                       1,174         1,760

    Total costs and expenses                             293,562       270,810

Earnings before provision for income taxes                17,912        13,760

Provision for income taxes                                 6,717         5,229

Net earnings                                            $ 11,195         8,531

Net earnings per share of common stock                  $    .40           .30

Cash dividends paid per share                           $   .070          .065



See notes to consolidated financial statements


                      ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                            Consolidated Balance Sheets
                    December 31, 1994 and September 30, 1994
             (dollar amounts in thousands, except per share figures)


                                                        (Unaudited)
                                                  December 31,     September 30,
ASSETS                                                1994             1994
Current assets:
  Cash and cash equivalents                         $  49,589          41,833
  Short-term investments                               10,328           8,529
  Receivable, less allowance for doubtful
    accounts ($5,818 at 12/31/94 and $5,497
    at 9/30/94)                                       104,400         108,877
  Inventories (Note 3)                                232,976         231,119
  Other current assets                                 13,252          11,339
    Total current assets                              410,545         401,757
Property, plant and equipment as cost, less
  accumulated depreciation ($114,483 at 12/31/94
  and $110,351 at 9/30/94)                            133,051         132,881
Goodwill, net                                          44,249          44,307
Trade names and other intangible assets, net            9,818           9,960
Other assets                                           22,886          21,303
  Total assets                                       $620,549         610,208


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt
    and short-term borrowings                        $ 31,894          32,819
  Accounts payable                                    109,768         110,122
  Accrued expenses                                     62,243          64,754
  Income taxes                                         14,578           8,315
    Total current liabilities                         218,483         216,010

Long-term debt                                         43,627          42,976
Deferred income taxes                                  14,262          14,780
Other liabilities                                       9,590           9,472

Stockholders' equity:
  Common stock, par value $.22 per share:
    Class A authorized 25,000,000 shares;
      issued 13,262,624 shares                          2,918           2,918
    Class B authorized 25,000,000 shares;
      issued 20,944,424 shares                          4,608           4,608
  Additional paid-in capital                           87,729          87,452
  Retained earnings                                   302,702         293,445
  Foreign currency translation                        (14,028)        (11,793)

  Less treasury stock at cost (Class A
    common shares: 2,322,415 at 12/31/94 and
    2,348,426 at 9/30/94; Class B common
    shares: 4,178,184 at 12/31/94 and
    at 9/30/94)                                        49,342          49,660
      Total stockholders'equity                       334,587         326,970
      Total liabilities and stockholders' equity     $620,549         610,208

   See notes to consolidated financial statements.



                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                 Three months Ended December 31, 1994 and 1993
                      (dollar amounts in thousands)

                                                                (Unaudited)
                                                          1994           1993
Cash Flows from Operating Activities:

Net earnings                                            $11,195          8,531
Adjustments to reconcile net
 cash provided by operating activities:
  Depreciation and amortization                           5,451          4,904
  Other, net                                             (1,218)         1,870
  Cash effects of changes in:
    Receivables, net                                      3,805          9,094
    Inventories                                          (1,938)       (18,831)
    Other current assets                                 (1,905)        (2,080)
    Accounts payable and accrued expenses                (2,463)         4,785
    Income taxes                                          5,616            484
  Net cash provided by operating activities              18,543          8,757

Cash Flows from Investing Activities:

Short-term investments                                   (1,840)        (1,136)
Capital expenditures                                     (4,925)        (6,973)
Payments for purchased businesses, net of
  acquired companies' cash                                 (283)        (5,447)
Proceeds from sale of business, net of disposed
  company's cash                                             --          1,592
Other, net                                                (1,305)          414
   Net cash used by investing activities                  (8,353)      (11,550)

Cash Flows from Financing Activities:

Short-term borrowings                                       (910)         (559)
Proceeds from long-term debt                                 677           245
Repayments of long-term debt                                (231)         (237)
Cash dividends paid                                       (1,938)       (1,838)
Cash proceeds from exercise of stock options                 124           669
Stock purchased for treasury                                   0        (2,003)
   Net cash usedby financing activities                   (2,278)       (3,723)

Effect of foreign exchange rate changes on cash             (156)         (461)
Net increase (decrease) in cash and cash equivalents       7,756        (6,977)
Cash and cash equivalents at beginning of period          41,833        65,747

Cash and cash equivalents at end of period               $49,589        58,770

     See notes to consolidated financial statements.



                         ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                       Notes to Consolidated Financial Statements


(l) The consolidated financial statements contained in this report have not been examined by independent public accountants, except for balance sheet
information  presented at September 30, 1994.   However, in the opinion of the
company, the consolidated financial statements reflect all adjustments, which include only normal adjustments, necessary to present fairly the data contained therein. The results of operations for the periods covered are not necessarily indicative of results for a full year.


(2) For the three months ended December 31, 1994 and 1993, earnings per share figures were calculated using the weighted average number of common shares outstanding of 27,772,000 and 28,293,000 respectively.


(3)    Inventories consist of the following:


                                                      (in thousands)
                                              December 31,     September 30,
                                                     1994              1993

                        Finished goods           $197,622           195,633
                        Work-in-process             5,589             5,868
                        Raw Materials              29,765            29,618

                                                 $232,976           231,119




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OFRESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

FIRST QUARTER ENDED DECEMBER 31, 1994 VS. FIRST QUARTER ENDED DECEMBER 31, 1993

The company achieved record first quarter net sales of $311.5 million in fiscal year 1995, up $26.9 million or 9.5% over the comparable period of fiscal year 1994. Net earnings for the three months ended December 31, 1994 were also a record for the first quarter at $11.2 million or 31.2% higher than the same period of the prior year. Earnings per share of 40 cents was 10 cents or 33.3% higher than the same period last year.

The following table presents net sales information by business segment for the first quarter of fiscal years 1995 and 1994:

FIRST QUARTER
(dollars in millions)
                                      Fiscal Year                      Percent
Net sales:                         1995         1994       Change      Change
Mass marketed personal
  use products                    $121.0       116.0        5.0        4.3%
Institutional products              24.2        23.4        0.8        3.4
Other products - Sally             168.6       148.1       20.5       13.8
Eliminations                        (2.3)      (2.9)        0.6       20.7
Total                             $311.5       284.6       26.9        9.5%


Compared to the same period of the prior year, sales of the "mass marketed personal use products" business segment increased $5.0 million or 4.3% for the December 31, 1994 quarter. Sales increases were recorded for such brands as Alberto VO5 shampoo, Alberto VO5 conditioner, Static Guard anti-static spray and Tresemme and Consort retail hair care products. These increases were partially offset by lower sales principally for Village Saucerie sauce and recipe mixes, TCB retail hair care products and Alberto Styling hair care products. International sales, which were flat in local currencies, benefitted from favorable foreign exchange rates this year, resulting in a slight sales increase.

Sales of the "institutional products" business segment were $24.2 million for the current quarter, an increase of 3.4% compared to last year. The slight increase on fiscal year 1995 was principally attributable to increased sales of institutional hair care products in Europe partially offset by lower sales in the U.S. for TCB institiutional hair care products.

The "other products - Sally" business segment experienced a sales increase of $20.5 million or 13.8%, reaching $168.6 million for the quarter ended December 31, 1994. The gain was attributable to Sally Beauty Company's sales growth for established stores and the addition of 128 new stores since December 31, 1993. Sally Beauty Company operates 1,386 beauty supply stores offering a full range of salon care products.

Cost of products sold as a percent of net sales for the three month period ended December 31, 1994 increased 0.3% compared to the first quarter of the prior year principally due to the sales growth of Sally Beauty Company which has a relatively higher cost of sales percentage.

Advertising, promotion, selling and administrative expenses rose 7.0% or $9.0 million for the December 31, 1994 quarter versus the comparable period of the prior year. The increase was mainly attributable to higher selling and administrative costs associated with the increase in the number of Sally Beauty Company stores partially offset by lower advertising and promotion expenditures for mass marketed personal use products. Advetising, promotion and market research expenditures totaled $41.7 million for the current period versus $43.1 million for the comparable period of the prior year. The decrease in 1995 was primarily due to lower expenditures in the current year for certain products which were introduced in the prior year.

Interest expense was $1.6 million fo the first quarter of fiscal year 1995 versus $2.4 million for the comparable prior period. The decrease was primarily attributable to a 28.6% decrease in total borrowings at December 31, 1994 as compared to the prior year. Interest income of $466,000 for the quarter ended December 31, 1994 was $129,000 lower than last year mainly due to lower investment balances and interest rates.

The provision for income taxes as a percentage of earnings before income taxes was 37.5% and 38.0% for the for the first quarter of fiscal years 1995 and 1994, respectively.


FINANCIAL CONDITION

DECEMBER 31, 1994 VS. SEPTEMBER 30, 1994

The ratio of current assets to current liabilities was 1.88 to 1.00 at the end of the first quarter of fiscal years 1995 compared to 1.86 to 1.00 at September 30, 1994.

Working capital increased 3.4% to $192.1 million at December 31, 1994 compared to September 30, 1994. The increase in working capital resulted from earnings for the quarter, lower accounts payable and accrued expenses and higher other current assets partially offset by capital expenditures, lower accounts receivable, higher income taxes payable and the devaluation of the Mexican Peso.

During the first three months of fiscal year 1995, total borrowings decreased
$.3 million.   At December 31, 1994, the company had unused lines of credit with various banks of approximately $97 million.

For the eleventh consecutive year, the company announced an increase in the quarterly cash dividend on both Class A and Class B common stock, raising it 14.3% to 8 cents per share or 32 cents annually. The dividend is payable February 20, 1995 to stockholders of record on February 3, 1995.




                                     PART II


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     27             Financial Data Schedule

(b)  Reports on Form 8-K:

     No report on Form 8-K was filed by the registrant during the quarter ended December 31, 1994.




                                     SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  ALBERTO-CULVER COMPANY
                                      (Registrant)


                                  By:/s/ William J. Cernugel
                                     William J. Cernugel
                                     Senior Vice President, Finance & Controller
                                     (Principal Financial Officer)


February 9, 1995