Form 10-Q
period 1995-03-31
ALBERTO CULVER CO
filed 1995-05-02
CIK 3327

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

                            March 31, 1995

                                 -OR-

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File No. 1-5050


                       ALBERTO-CULVER COMPANY
        (Exact name of registrant as specified in its charter)



                  Delaware                    36-2257936
     (State or other jurisdiction of      (I.R.S. Employer
      incorporation or organization)       Identification No.)



           2525 Armitage Avenue
           Melrose Park, Illinois                     60160
           (Address of principal executive offices)  (Zip code)



Registrant's telephone number, including area code:   (708) 450-3000




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has
filing requirements for the past 90 days.  YES  X    NO


At March 31, 1995, there were 10,948,506 shares of Class A Common Stock outstanding and 16,766,240 shares of Class B Common Stock Outstanding.


                               PART I


ITEM 1.  FINANCIAL STATEMENTS

                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Earnings
                   Three Months Ended March 31, 1995 and 1994
              (dollar amounts in thousands, except per share figures)



                                                            (Unaudited)
                                                          1995        1994
Net sales                                              $324,208     302,824

Costs and expenses:
  Cost of products sold                                 161,597     147,690
  Advertising, promotion,
    selling and administrative                          142,013     138,802
  Interest expense, net of interest income
    of $565 in 1995 and $785 in 1994                      1,030       1,308

    Total costs and expenses                            304,640     287,800


Earnings before provision for income taxes               19,568      15,024

Provision for income taxes                                7,338       5,713

Net earnings                                           $ 12,230       9,311


Net earnings per share                                 $    .44         .33

Cash dividends paid                                    $    .08         .07

See notes to consolidated financial statements.

              ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                Consolidated Statements of Earnings
              Six Months Ended March 31, 1995 and 1994
        (dollar amounts in thousands, except per share figures)

                                                          (Unaudited)
                                                        1995        1994
Net sales                                             $635,682     587,394

Costs and expenses:
  Cost of products sold                                317,145     288,856
  Advertising, promotion,
    selling and administrative                         278,853     266,686
  Interest expense, net of interest income
    of $1,031 in 1995 and $1,380 in 1994                 2,204       3,068

    Total costs and expenses                           598,202     558,610

Earnings before provision for income taxes              37,480      28,784

Provision for income taxes                              14,055      10,942

Net earnings                                          $ 23,425      17,842


Net earnings per share                                $    .84         .63

Cash dividends paid per share                         $    .15        .135


See notes to consolidated financial statements.

                 ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                    Consolidated Balance Sheets
               March 31, 1995 and September 30, 1994
        (dollar amounts in thousands, except per share figures)

                                                 (Unaudited)
                                                  March  31,    September 30,
ASSETS                                               1995          1994
Current assets:
  Cash & cash equivalents                           $ 53,321       41,833
  Short-term investments                              10,053        8,529
  Receivables, less allowance for doubtful
    accounts ($5,394 at 3/31/95 and $5,497
    at 9/30/94)                                      109,270      108,877
  Inventories (Note 3)                               244,002      231,119
  Other current assets                                14,395       11,399
    Total current assets                             431,041      401,757
Property, plant and equipment at cost, less
  accumulated depreciation ($119,981 at 3/31/95
  and $110,351 at 9/30/94)                           135,774      132,881
Goodwill, net                                         44,067       44,307
Trade names and other intangible assets, net           9,741        9,960
Other assets                                          23,257       21,303
  Total assets                                      $643,880      610,208

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt
    and short-term borrowings                       $ 31,877       32,819
  Accounts payable                                   124,385      110,122
  Accrued expenses                                    63,855       64,754
  Income taxes                                        10,096        8,315
    Total current liabilities                        230,213      216,010

Long-term debt                                        43,549       42,976
Deferred income taxes                                 15,399       14,780
Other liabilities                                      9,781        9,472

Stockholders' equity:
  Common stock, par value $.22 per share:
    Class A authorized 25,000,000 shares;
      issued 13,262,624 at 3/31/95 and
      13,261,624 shares at 9/30/94                     2,918        2,918
    Class B authorized 25,000,000 shares;
      issued 20,944,424 at 3/31/95 and
      20,945,424 shares at 9/30/94                     4,608        4,608
  Additional paid-in capital                          87,783       87,452
  Retained earnings                                  312,716      293,445
  Foreign currency translation                       (13,851)     (11,793)
                                                     394,174      376,630
  Less treasury stock at cost (Class A
    common shares: 2,314,118 at 3/31/95 and
    2,348,426 at 9/30/94; Class B common
    shares: 4,178,184 at 3/31/95 and 9/30/94)         49,236      49,660
       Total stockholders' equity                    344,938     326,970
       Total liabilities and stockholders' equity   $643,880     610,208

See notes to consolidated financial statements.

               ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                Consolidated Statement of Cash Flows
              Six Months Ended March 31, 1995 and 1994
                   (dollar amounts in thousands)

                                                         (Unaudited)
                                                      1995           1994
Cash Flows from Operating Activities:

Net earnings                                        $ 23,425        17,842
Adjustments to reconcile net earnings to net
 cash provided by operating activities:
  Depreciation and amortization                       11,058         9,942
  Other, net                                             166        (1,729)
  Cash effect of change in:
    Receivables, net                                  (2,348)          901
    Inventories                                      (12,757)      (23,842)
    Other current assets                              (4,008)       (2,766)
    Accounts payable and accrued expenses             14,090         8,124
    Income taxes                                       1,123          (234)
   Net cash provided by operating activities          30,749         8,238

Cash Flows from Investing Activities:

Capital expenditures                                 (11,429)      (14,736)
Short-term investments                                (1,437)       (4,737)
Payments for purchased businesses, net of
  acquired company's cash                               (946)       (5,515)
Proceeds from sale of businesses, net of
  disposed company's cash                                 --         1,592
Other, net                                            (1,132)          335
   Net cash used by investing activities             (14,944)      (23,061)

Cash Flows from Financing Activities:

Short-term borrowings                                   (760)         (770)
Proceeds from long-term debt                             675           588
Repayments of long-term debt                            (429)       (2,916)
Cash proceeds from exercise of stock options             321           672
Cash dividends paid                                   (4,154)       (3,819)
Stock purchased for treasury                             --         (2,709)
   Net cash used by financing activities              (4,347)       (8,954)

Effect of foreign exchange rate changes on cash           30          (256)
Net increase (decrease) in cash and
   cash equivalents                                   11,488       (24,033)
Cash and cash equivalents at beginning of period      41,833        65,747

Cash and cash equivalents at end of period          $ 53,321        41,714

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


(2) For the three and six month periods ended March 31, 1995 and 1994, earnings per share figures were calculated using the weighted average number of common shares outstanding, including common stock equivalents, of 27,835,000 and 27,800,000, respectively for 1995, and 28,291,000 and 28,292,000, respectively for 1994.


(3)   Inventories consist of the following:


                                            (in thousands)
                                        March 31,     September 30,
                                            1995              1994

                 Finished goods          $206,565         195,633
                 Work-in-process            6,226           5,868
                 Raw materials             31,211          29,618

                                         $244,002         231,119


(4)   On April 3, 1995, the company's Swedish-based subsidiary,
      Cederroth International, completed the purchase of the Toiletries Division of Molnlycke AB. The acquired division manufactures and markets body and skin care, hair care, oral care and household products in Scandinavia. The acquisition, valued at approximately $50 million, will be accounted for as a purchase and was funded with bank borrowings.

      If the purchase had closed on March 31, 1995, the following accounts in the company's consolidated March 31, 1995 balance sheet would have increased: inventories - $9 million;
      property, plant and equipment - $13 million; goodwill - $10 million; trade names and other intangible assets - $24 million; accrued expenses
      - $6 million; and long-term debt - $50 million.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

QUARTER AND SIX MONTHS ENDED MARCH 31, 1995 VS. QUARTER AND SIX MONTHS ENDED MARCH 31, 1994

The company achieved record net sales of $324.2 million in the second quarter of fiscal year 1995, up $21.4 million or 7.1% over the comparable
quarter of  fiscal year 1994.   For the  six month period ending March 31,
1995, net sales reached a new high of $635.7 million representing an 8.2% increase compared to last year's six month period.

Second quarter net earnings increased 31.4% to a record $12.2 million or 44 cents per share compared to 33 cents in the prior year's quarter. For the six months ended March 31, 1995, record net earnings of $23.4 million or 84 cents per share represents an increase of 31.3% from net earnings of $17.8 million or 63 cents per share in the prior year period.

The following table presents net sales information by business segment for the second quarter and six months of fiscal years 1995 and 1994:

SECOND QUARTER
(dollars in millions)
                                                                   Percent
      Net sales:                1995        1994       Change      Change
      Mass marketed personal
        use products          $128.4      121.3          7.1         5.9%
      Institutional products    28.1       27.0          1.1         4.1
      Other products - Sally   170.1      157.4         12.7         8.1
      Eliminations              (2.4)      (2.9)         0.5          -
      Total                   $324.2      302.8         21.4         7.1%


SIX MONTHS
(dollars in millions)
                                                                   Percent
      Net sales:                1995       1994       Change       Change
      Mass marketed personal
        use products          $249.4      237.3         12.1         5.1%
      Institutional products    52.3       50.4          1.9         3.8
      Other products - Sally   338.7      305.5         33.2        10.9
      Eliminations              (4.7)      (5.8)         1.1          -
      Total                   $635.7      587.4         48.3         8.2%


Compared to the same periods of the prior year, sales of the "mass marketed personal use products" business segment increased 5.9% and 5.1% for the current quarter and first half of fiscal 1995, respectively. The increases were primarily due to higher sales for the following brands:
Alberto VO5 Shampoo and Instant Conditioner, FDS feminine deodorant spray products, Tresemme retail hair care products, Mrs. Dash seasoning products, Molly McButter dairy sprinkles, and Baker's Joy combination flour and oil spray and higher six month  sales of Static Guard anti-static
spray.   In addition, international sales in 1995 were slightly higher primarily due to favorable foreign exchange rates. These sales increases were partially offset by lower sales for Village Saucerie sauce and recipe mix and the Bold Hold and the Alberto hair styling lines.

Sales of the "institutional products" business segment increased 4.1% and 3.8% for the second quarter and six months ended March 31 increases were principally attributable to increased sales of institutional products in Scandinavia as well as favorable foreign exchange rates partially offset by lower sales in the U.S. for TCB and Tresemme institutional hair care products.

The "other products - Sally" business segment increased sales $12.7 million or 8.1% and $33.2 million or 10.9% for the second quarter and first half of fiscal 1995, respectively, compared to the same periods last year.
The increases were attributable to Sally Beauty Company's sales growth for established stores and the addition of 102 stores since March 31, 1994. Sally Beauty Company operates 1,412 cash-and-carry beauty supply stores offering a full range of salon products.

Cost of products sold for the second quarter and six month period ended March 31, 1995 increased to 49.8% and 49.9% of net sales, respectively, compared to 48.8% and 49.2%, respectively, for the same periods
of the prior year.   The cost of goods sold percentages were primarily
affected by higher sales of lower profit margin products.

Compared to the prior year, advertising, promotion, selling and administrative expenses increased 2.3% or $3.2 million for the current quarter and 4.6% or $12.2 million for the six months ended March 31,1995. Selling and administrative expenses were higher primarily due to the costs associated with the increase in the number of Sally Beauty Company stores. Advertising, promotion and market research costs were $46.2 million and $87.9 million for the second quarter and first half of fiscal 1995, respectively, versus $49.5 million and $92.5 million, respectively, in the comparable periods of last year. Spending was higher in fiscal 1994 primarily due to the new product introductions of Village Saucerie sauce and recipe mix and VO5 Hot Oil
Hair Therapy shampoos and conditioners.

Interest expense for the second quarter and the first half of 1995 decreased $498,000 to $1.6 million and $1.2 million to $3.2 million, respectively, primarily due to lower outstanding borrowings during the current year. Interest income decreased $220,000 and $349,000 for the second quarter and first six months, respectively, primarily due to a refund of interest related to income taxes received in the prior year.

The provision for income taxes as a percentage of earnings before income taxes was 37.5% and 38.0% for the second quarter and the first half of fiscal years 1995 and 1994, respectively.

FINANCIAL CONDITION

MARCH 31, 1995 VS. SEPTEMBER 30, 1994

The ratio of current assets to current liabilities was 1.87 to 1.00 at March 31, 1995, compared to 1.86 to 1.00 at September 30, 1994.

During the six month period ended March 31, 1995, working capital increased by $15.1 million to $200.8 million. The increase is primarily due to earnings from operations offset in part by $11.4 million of payments for capital expenditures and $4.2 million for dividends. At March 31, 1995, the company had available unused lines of credit with various banks of $77 million.

Cash dividends paid on Class A and Class B common stock totaled $4.2 million or 15 cents per share during the first six months of fiscal 1995 versus $3.8 million or 13.5 cents per share in the prior year.

                                PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders on January 26, 1995, Robert P. Gwinn, William W. Wirtz and Lee W. Jennings were elected as directors of the Company. Mr. Gwinn received a Class A and Class B common stockholder vote of 9,560,364 and 16,081,366 shares "for", 21,045 and 7,847 shares
"against" and 5,540 and  55,281 shares "withheld", respectively.
Mr. Wirtz received a Class A and Class B common stockholder vote of 9,580,751 and 16,088,357 shares "for", 658 and 856 shares "against" and 5,540 and 55,281 shares "withheld", respectively. Mr. Jennings received a Class A and Class B common stockholder vote of 9,581,009 and 16,088,663 shares "for", 400 and 550 shares "against" and 5,540 and
55,281 "withheld", respectively.

In addition, shareholders at the annual meeting voted on the following matters:

1. Amendments to the Employee Stock Option Plan of 1988 were approved by a Class A and Class B common stockholder vote of 7,658,685 and 13,825,250 shares "for"; 1,141,695 and 1,896,387 shares "against"; 17,307 and 22,028 shares "abstaining"; and 769,262 and 400,829 shares of "broker non-votes", respectively.

2. The adoption of the Management Incentive Plan was approved by a Class A and Class B common stockholder vote of 7,807,184 and 15,073,619 shares "for"; 988,637 and 649,906 shares "against"; 21,866 and 20,140 shares "abstaining"; and 769,262 and 400,829 shares of "broker non-votes", respectively.

3. The adoption of the 1994 Shareholder Value Incentive Plan was approved by a Class A and Class B common stockholder vote of 7,915,491 and 15,252,952 shares "for"; 882,161 and 470,647 shares "against"; 20,035 and 20,066 shares "abstaining"; and 769,262 and 400,829 shares of "broker non-votes", respectively.

4. The adoption of the 1994 Restricted Stock Plan was approved by a Class A and Class B common stockholder vote of 8,516,489 and 14,913,636 shares "for"; 275,460 and 807,985 shares "against"; 25,738 and 22,044 shares
"abstaining"; and 769,262 and 400,829 shares of "broker non-votes", respectively.

5. The adoption of the 1994 Stock Option Plan for Non-Employee Directors was approved by a Class A and Class B common stockholder vote of 8,569,867 and 15,543,658 shares "for"; 223,979 and 179,643 shares "against"; 23,841 and 20,364 shares "abstaining"; and 769,262 and 400,829 shares of "broker non-votes", respectively.

Class A common stock has a one-tenth vote per share and Class B common stock has one vote per share.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      Exhibit
      Number      Description

      10(a) Copy of Alberto-Culver Company Management Incentive Plan dated October 27, 1994*

      10(b) Copy of Alberto-Culver Company Employee Stock Option Plan of 1988, as amended*

      10(c)       Copy of Alberto-Culver Company 1994 Shareholder Value
                  Incentive Plan.*

      10(d)       Copy of Alberto-Culver Company 1994 Restricted Stock Plan.*

      10(e) Copy of Alberto-Culver Company 1994 Stock Option Plan for Non-Employee Directors.*

      27          Financial Data Schedule


              * This exhibit is a management contract or compensatory plan or arrangement of the registrant.

(b) The following form 8-K was filed by the registrant during the second quarter of its fiscal year ending September 30, 1995:

            - Form 8-K dated February 8, 1995



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




April 27, 1995