Form 10-Q
period 1995-06-30
ALBERTO CULVER CO
filed 1995-08-10
CIK 3327

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-Q


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
               QUARTERLY PERIOD ENDED:

                      June 30, 1995

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

          Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange  Act of 1934  during
the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  YES  X    NO

At June 30, 1995, there were 10,961,306 shares of Class
A common stock outstanding and 16,766,240 shares of Class B common stock outstanding.


                                PART I


ITEM 1.  FINANCIAL STATEMENTS

              ALBERTO-CULVER COMPANY AND SUBSIDIARIES

              Consolidated Statements of Earnings
              Three Months Ended June 30, 1995 and 1994
              (dollar amounts in thousands, except per share figures)


                                                      (Unaudited)
                                                    1995      1994
Net sales                                         $357,678   315,016

Costs and expenses:
  Cost of products sold                            180,590   154,963
  Advertising, promotion,
    selling and administrative                     152,880   138,269
  Interest expense, net of interest income
    of $686 in 1995 and $307 in 1994                 2,393     1,988

    Total costs and expenses                       335,863   295,220


Earnings before provision for income taxes          21,815    19,796

Provision for income taxes                           8,181     7,519

Net earnings                                      $ 13,634    12,277

Net earnings per share                            $    .49       .44

Cash dividends paid per share                     $    .08       .07

See notes to consolidated financial statements.



          ALBERTO-CULVER COMPANY AND SUBSIDIARIES

          Consolidated Statements of Earnings
          Nine Months Ended June 30, 1995 and 1994
          (dollar amounts in thousands, except per share figures)
                                                     (Unaudited)
                                                    1995      1994
Net sales                                        $993,360    902,410

Costs and expenses:
  Cost of products sold                           497,735    443,818
  Advertising, promotion,
    selling and administrative                    431,733    404,955
  Interest expense, net of interest income
    of $1,717 in 1995 and $1,687 in 1994            4,597      5,056

    Total costs and expenses                      934,065    853,829

Earnings before provision for income taxes         59,295     48,581

Provision for income taxes                         22,236     18,461

Net earnings                                     $ 37,059     30,120

Net earnings per share                           $   1.33       1.07

Cash dividends paid per share                    $    .23       .205

See notes to consolidated financial statements.


          ALBERTO-CULVER COMPANY AND SUBSIDIARIES

          Consolidated Balance Sheets
          June 30, 1995 and September 30, 1994
          (dollar amounts in thousands, except per share figures)

                                                         (Unaudited)
                                                   June 30,    September 30,
ASSETS                                                1995          1994
Current assets:
  Cash & cash equivalents                            $ 54,997      41,833
  Short-term investments                               10,185       8,529
  Receivables, less allowance for doubtful
    accounts ($5,295 at 6/30/95 and $5,497
    at 9/30/94)                                       121,995     108,877
  Inventories (Note 3)                                263,761     231,119
  Other current assets                                 13,847      11,399
       Total current assets                           464,785     401,757
Property, plant and equipment at cost, less
  accumulated depreciation ($123,720 at 6/30/95
  and $110,351 at 9/30/94)                            150,599     132,881
Goodwill, net                                          54,304      44,307
Trade names and other intangible assets, net           33,221       9,960
Other assets                                           27,995      21,303
       Total assets                                  $730,904     610,208


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                              $  2,319       2,152
  Current maturities of long-term debt                 30,808      30,667
  Accounts payable                                    130,026     110,122
  Accrued expenses                                     84,209      64,754
  Income taxes                                         12,340       8,315
       Total current liabilities                      259,702     216,010

Long-term debt                                         87,683      42,976
Deferred income taxes                                  15,139      14,780
Other liabilities and minority interest                 9,978       9,472

Stockholders' equity:
  Common stock, par value $.22 per share:
    Class A authorized 25,000,000 shares;
       issued 13,262,624 at 6/30/95 and
       13,261,624 shares at 9/30/94                     2,918       2,918
    Class B authorized 25,000,000 shares;
       issued 20,944,424 at 6/30/95 and
       20,945,424 shares at 9/30/94                     4,608        4,608
    Additional paid-in capital                         87,881       87,452
    Retained earnings                                 324,134      293,445
    Foreign currency translation                      (12,059)     (11,793)
                                                      407,482      376,630
    Less treasury stock at cost (Class A
      common shares: 2,301,318 at 6/30/95 and
      2,348,426 at 9/30/94; Class B common
      shares:  4,178,184 at  6/30/95 and 9/30/94)      49,080        49,660
         Total stockholders' equity                   358,402       326,970
         Total liabilities and stockholders'equity   $730,904       610,208

See notes to consolidated financial statements.



          ALBERTO-CULVER COMPANY AND SUBSIDIARIES

          Consolidated Statement of Cash Flows
          Nine Months Ended June 30, 1995 and 1994
          (dollar amounts in thousands)

                                                            (Unaudited)
                                                      1995          1994
Cash Flows from Operating Activities:

Net earnings                                           $37,059    30,120
Adjustments to reconcile net earnings to net
 cash provided by operating activities:
  Depreciation and amortization                         17,828    15,216
  Receivables, net                                     (13,597)    2,375
  Inventories                                          (22,357)  (27,669
  Other current assets                                  (3,239)     (899)
  Accounts payable and accrued expenses                 23,183    18,244
  Income taxes                                           2,776    (1,267)
  Other, net                                             2,181       504
   Net cash provided by operating activities            43,834    36,624

Cash Flows from Investing Activities:

Capital expenditures                                   (17,939)  (19,641)
Short-term investments                                  (1,656)   (2,633)
Payments for purchased businesses, net of
  acquired company's cash                              (41,859)   (7,618)
Proceeds from sale of businesses, net of
  sold company's cash                                       --     1,592
Life insurance premiums paid                            (5,046)   (5,021)
Other, net                                                (463)      746
   Net cash used by investing activities               (66,963)  (32,575)

Cash Flows from Financing Activities:

Short-term borrowings                                       40    (1,920)
Proceeds from long-term debt                            43,552     6,324
Repayments of long-term debt                              (625)   (8,855)
Cash proceeds from exercise of stock options               611       672
Cash dividends paid                                     (6,372)   (5,769)
Stock purchased for treasury                               --    (13,730)
  Net cash used by financing activities                 37,206   (23,278)

Effect of foreign exchange rate changes on cash          (913)       118
Net decrease in cash and cash equivalents              13,164    (19,111)
Cash and cash equivalents at beginning of period       41,833     65,747

Cash and  cash equivalents at  end of period          $54,997     46,636


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


(2) For the three and nine month periods ended June 30, 1995 and 1994, earnings per share figures were calculated using the weighted average number of common shares outstanding, including common stock equivalents, of 27,915,000 and 27,839,000, respectively for 1995, and 27,865,000 and
     28,150,000, respectively for 1994.


(3)  Inventories consist of the following:

                                             (in thousands)
                                            June 30,       September 30,
                                              1995              1994
                   Finished goods          $225,584           195,633
                   Work-in-process            5,460             5,868
                   Raw materials             32,717            29,618

                                           $263,761           231,119


(4) On April 3, 1995, the company's Swedish-based subsidiary, Cederroth International, completed the purchase of the Toiletries Division of Molnlycke AB. The acquired division manufactures and markets body and skin care, hair care, oral care and household products in Scandinavia. The acquisition, valued at approximately $50 million, was accounted for as a purchase and was funded with bank borrowings.


(5) On July 13, 1995, the company completed the issuance of $100 million of 5.5% convertible subordinated debentures. The debentures are convertible into Class A common shares at a conversion rate of
      30.888 shares per $1,000 principal amount of debentures (equivalent to a conversion price of $32 3/8) and mature on June 30, 2005. The Company also retired $30 million of term loans that were due in July, 1995.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

QUARTER AND NINE MONTHS ENDED JUNE 30, 1995 VS. QUARTER AND NINE
MONTHS ENDED JUNE 30, 1994

The company achieved record net sales of $357.7 million in the third quarter of fiscal year 1995, up $42.7 million or 13.5% over the comparable quarter of fiscal year 1994. For the nine month period ended June 30, 1995, net sales also reached a new high of $993.4 million representing a 10.1% increase compared to the same period last year.

Third quarter net earnings increased 11.1% to a record $13.6 million or 49 cents per share compared to 44 cents per share in the prior year's quarter. For the nine months ended June 30, 1995, net earnings increased 23.0% to $37.1 million or $1.33 per share versus $30.1 million or $1.07 per share in the prior year period.

The following table presents net sales information by business segment for the third quarter and nine months of fiscal years 1995 and 1994:

THIRD QUARTER
(dollars in millions)
                                                                      Percent
  Net sales:                            1995       1994     Change     Change
  Mass marketed personal
    use products                      $153.0      129.6      23.4       18.1%
  Institutional products                28.4       25.4       3.0       11.8
  Other products - Sally               178.5      161.9      16.6       10.3
  Eliminations                          (2.2)      (1.9)     (0.3)     -15.8
  Total                               $357.7      315.0      42.7       13.5

NINE MONTHS
(dollars in millions)
                                                                      Percent
  Net sales:                            1995       1994     Change     Change
  Mass marketed personal
    use products                      $402.4      366.9       35.5       9.7%
  Institutional products                80.7       75.8        4.9       6.5
  Other products - Sally               517.2      467.4       49.8      10.7
  Eliminations                          (6.9)      (7.7)       0.8      10.4
  Total                               $993.4      902.4       91.0      10.1


Compared to the same periods of the prior year, sales of the "mass marketed personal use products" business segment increased 18.1% and 9.7% for the current quarter and the nine month period ended June 30, 1995, respectively. The sales increase for the third quarter resulted primarily from the acquisition of Molnlycke Toiletries.in April, 1995 and the 1995 introduction of Alberto VO5 Naturals Shampoo and Conditioner, partially offset by lower sales of Alberto VO5 Shampoo and Instant Conditioner and Village Saucerie sauce and recipe mix. Sales for the current nine month period benefitted from the acquisition of Molnlycke Toiletries and higher sales for the following brands: Alberto VO5 Shampoo and Instant Conditioner, Tresemme retail hair care products, FDS feminine deodorant spray, Static Guard anti-static spray, Mrs. Dash seasoning products, Baker's Joy combination flour and oil spray and the introduction of Alberto VO5 Naturals Shampoo and Conditioner. These sales increases were partially offset by lower sales of Village Saucerie sauce and recipe mix, the Alberto VO5 and Bold Hold hair styling lines and TCB retail hair care products.

Sales of the "institutional products" business segment increased 11.8% and 6.5% for the third quarter and nine months ended June 30, 1995, respectively, versus the same periods of the prior year. The increases were attributable to increased sales of institutional products in Scandinavia, partially resulting from the acquisition of Molnlycke Toiletries, as well as favorable foreign exchange rates. These international increases were partially offset by lower sales in the U.S. of TCB and Tresemme institutional hair care products.

The "other products - Sally" business segment increased sales $16.6 million or 10.3% and $49.8 million or 10.7% for the third quarter and first nine months of fiscal 1995, respectively, compared to the same periods last year. The increases were attributable to Sally Beauty Company's sales gains for established stores and the addition of 124 stores since June 30, 1994.
Sally Beauty Company operates 1,450 cash-and-carry beauty supply stores offering a full range of salon products.

Cost of products sold for the third quarter and nine month period ended June 30, 1995 increased to 50.5% and 50.1% of net sales, respectively, compared to 49.2% for the both periods of the prior year. The cost of goods sold percentages were primarily affected by higher sales of lower profit margin products.

Compared to the prior year, advertising, promotion, selling and administrative expenses increased 10.6% or $14.6 million for the current quarter and 6.6% or $26.8 million for the nine months ended June 30, 1995. The increases were primarily due to higher advertising and promotion expenditures for mass marketed personal use products, principally resulting from the acquisition of Molnlycke Toiletries, and higher selling and administrative costs associated with the increase in the number of Sally Beauty Company stores and warehouses. Advertising, promotion and market research costs were $52.4 million and $140.3 million for the third quarter and first nine months of fiscal 1995, respectively, versus $45.9 million and $138.5 million, respectively, in the comparable periods of last year.

Interest expense for the third quarter increased $784,000 to $3.1 million and decreased $429,000 to $6.3 million for the first nine months of 1995. Interest income rose $379,000 for the third quarter and increased $30,000 for the first nine months. The increase in interest expense in the third quarter was primarily due to the debt incurred to acquire Molnlycke Toiletries.

The provision for income taxes in 1995 and 1994 as a percentage of earnings before income taxes was 37.5% and 38.0%, respectively, for both the third quarter and the first nine months.


FINANCIAL CONDITION

JUNE 30, 1995 VS. SEPTEMBER 30, 1994

The ratio of current assets to current liabilities was 1.79 to 1.00 at June 30, 1995, compared to 1.86 to 1.00 at September 30, 1994.

During the nine month period ended June 30, 1995, working capital
increased  by $19.3 million to  $205.1 million.   The increase is
primarily due to earnings from operations offset in part by capital expenditures of $17.9 million and cash dividends of $6.4 million.
At June 30, 1995, the company had $76.6 million of available unused lines of credit with various banks.

Cash dividends paid on Class A and Class B common stock totaled $6.4 million or 23.0 cents per share during the first nine months of fiscal 1995 versus $5.8 million or 20.5 cents per share in the prior year.



                                          PART II


ITEM 5. OTHER INFORMATION

On July 13, 1995, the registrant completed the issuance of $100 million of convertible subordinated debentures. The debentures are convertible into Class A common shares at a conversion rate of 30.888 shares per $1,000 principal amount of debentures (equivalent to a conversion price of approximately $32 3/8) and mature on June 30, 2005. The debentures were sold to offshore investors, pursuant to a Regulation S exemption, and in the U.S. to qualified institutional buyers only, pursuant to a Rule 144A exemption, and accordingly the debentures have not been registered under the Securities Act of 1933.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit
     Number           Description

     27               Financial Data Schedule


(b) The following Form 8-K's were filed by the registrant during the third quarter of its fiscal year ending September 30, 1995.

                   - Form 8-K dated April 3, 1995

                   - Form 8-K dated June 15, 1995





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



August 1, 1995