Form 10-K
period 1995-09-30
ALBERTO CULVER CO
filed 1995-12-19
CIK 3327

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED:

                               SEPTEMBER 30, 1995

                                      -OR-

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-5050

                             ALBERTO-CULVER COMPANY
             (Exact name of registrant as specified in its charter)

        Delaware
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                    Identification No.)


                2525 Armitage Avenue
                 Melrose Park, Illinois               60160
        (Address of principal executive offices)    (Zip code)



Registrant's telephone number, including area code:          (708)450-3000

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
Title of each class                                     on which registered

Class A Common Stock, par value $.22 per share          New York Stock Exchange
Class B Common Stock, par value $.22 per share          New York Stock Exchange



Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of common stock held by non-affiliates (assuming for this purpose only that all directors and executive officers are affiliates) on November 27, 1995 was $259.3 million for Class A Common Stock and $235.5 million for Class B Common Stock.

At November 27, 1995, there were 10,988,506 shares of Class A Common Stock outstanding and 16,766,240 shares of Class B Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II -  Portions of annual report to stockholders for the year ended September 30, 1995

Part III       -  Portions of proxy statement and notice of annual meeting of stockholders on January 25, 1996.

                                     PART I

ITEM  1. BUSINESS

BUSINESS SEGMENTS AND GEOGRAPHIC AREA INFORMATION

Alberto-Culver Company and its consolidated subsidiaries (herein referred to collectively as the "company", unless indicated otherwise) have two principal business segments. One segment, "Consumer Products" principally includes developing, manufacturing, distributing and marketing branded consumer products worldwide and includes the company's Alberto-Culver USA and Alberto-Culver International business units. This segment also includes products intended for end use by institutions and industries. The second segment, "Specialty Distribution - Sally", consists of Sally Beauty Company, a specialty distributor of professional beauty supplies with 1,494 stores as of September 30, 1995 in the United States, Puerto Rico, the United Kingdom and Japan.

In April 1995, Cederroth International AB, the company's Sweden-based subsidiary, acquired the Toiletries Division of Molnlycke AB. As a result of the acquisition, Cederroth has become one of the largest health and beauty care companies in Scandinavia.

Financial information about business segments and geographic area information is incorporated herein by reference to the Business Segments and Geographic Area Information note of "Notes to Consolidated Financial Statements" in the registrant's annual report to stockholders for the year ended September 30, 1995.

PRODUCTS

The classes of products in the "Consumer Products" business segment include health and beauty care products and food and household products. Health and beauty care products accounted for approximately 39%, 39% and 43% of the company's consolidated net sales for the years ended September 30, 1995, 1994 and 1993, respectively. Food and household products accounted for approximately 10%, 9% and 9% of the company's consolidated net sales for the years ended September 30, 1995, 1994 and 1993, respectively.

The company's major health and beauty care products in the United States include the ALBERTO VO5 line of hair care products, TRESemme hair care products, CONSORT hair sprays, FDS feminine deodorant sprays and the TCB line of hair care products for the ethnic market.

Food and household products sold in the United States include MRS. DASH salt-free seasonings, MOLLY McBUTTER dairy sprinkles, SUGARTWIN sugar substitute, STATIC GUARD anti-static spray, DIAFOODS THICK-IT specialty food thickener and various institutional food products sold under the MILANI and SMITHERS trademarks.

The company's consumer products are sold in more than 100 countries. Through its Cederroth subsidiary, the company manufactures and markets health and beauty care products throughout Scandanavia and in Spain and Italy. Major products include SALVEKVICK adhesive bandages, ALBERTO VO5 hair care products, SAMARIN antacids, SELTIN salt substitute, LACTACYD liquid soap and TOPZ cotton buds. New products resulting from the Molnlycke acquisition include BLIW liquid soaps, DATE anti-perspirants and cologne for women, FAMILY FRESH shampoo and shower products, SUKETTER artificial sweetener, HEMANENT home permanents, HTH and L300 skin care products and GRUMME TVATTSAPA detergents.

In the United Kingdom, the company markets, among other products, the ALBERTO VO5 line of hair care products, ALBERTO BALSAM shampoo and conditioner and the TRESemme line of hair care products. INDOLA professional color bleaches, shampoos, conditioners and styling products are sold throughout Europe and other international markets. Other major international markets include Canada, Mexico, Puerto Rico, Australia, Italy and New Zealand.

The "Specialty Distribution - Sally" business segment represents the operations of Sally Beauty Company, Inc. which operates a network of cash-and-carry professional beauty supply stores. Sally stores provide salon owners, hairdressers and consumers with an extensive selection of hair care and skin care products, cosmetics, styling appliances and other beauty items. Sales of the "Specialty Distribution - Sally" business segment accounted for approximately 51%, 52% and 48% of the company's consolidated net sales for the years ended September 30, 1995, 1994 and 1993, respectively.

Many of the company's consumer products are developed in the company's laboratories. New products introduced by the company are assigned product managers who guide the products from development to the consumer. The product managers are responsible for the overall marketing plans for the products and coordinate advertising, promotion and market research activities.

MARKETING

The company allocates a large portion of its revenues to advertising, promotion and market research. Net earnings for all periods are materially affected by advertising, promotion and market research expenditures. These expenditures are
charged to income in the period in which they are incurred.   Advertising,
promotion and market research expenditures for the fiscal years ended September 30, 1995, 1994 and 1993 were as follows (in millions):

                                                                  1995             1994            1993
                                                                  ----             ----            ----
     Advertising, promotion and market research                 $188.0            178.5           172.8

Advertising, promotion, and market research expenditures relating to a new product will ordinarily constitute a higher percentage of sales than in the case of a well-established product. There can be no assurance that such expenditures will result in consumer acceptance and profitability for a product.

The company regards television as the best medium for its advertising and uses it to conduct extensive network, spot and cable television advertising campaigns. The company also advertises through other media such as newspapers, magazines and radio.

Extensive advertising and promotion are required to build and protect a product's market position. The company believes there is significant consumer awareness of its major brands and that such awareness is an important factor in the company's operating results.

COMPETITION

The markets for the company's branded consumer products are highly competitive and sensitive to changes in consumer preferences and demands. The company's competitors range in size from large, highly diversified companies (some of which have substantially greater financial resources than the company) to small, specialized producers. The company competes on the basis of product quality and price and believes that brand loyalty and consumer acceptance are important factors. The company's markets are characterized by frequent introductions of competitive products and by the entry of other manufacturers as new competitors, both typically accompanied by extensive advertising and promotional campaigns. Such campaigns are often very costly and can significantly affect sales and earnings of the sponsor and its competitors.

Sally Beauty Company experiences competition from local and regional suppliers, full service dealers calling directly on salons and retail outlets carrying a narrow range of professional products.

DISTRIBUTION IN THE UNITED STATES

Retail health and beauty care products and food and household products are sold in the United States primarily through the company's sales force of approximately 80 employees and 70 food brokers calling upon wholesale drug establishments and retail outlets such as supermarkets, drug stores, mass merchandisers and variety stores.

Hair care products for the professional trade in the United States are sold by company sales representatives and brokers to beauty supply outlets and to beauty distributors who in turn sell to beauty salons, barber shops and beauty schools.

Specialty food products are sold to institutional users by approximately 105 commissioned sales representatives and 80 food brokers, assisted by 12 regional managers.

Sally Beauty Company had 1,494 stores located in 46 states, Puerto Rico, the United Kingdom and Japan at September 30, 1995. Sally's stores are self-service, cash-and-carry and are primarily located in shopping centers. Sally operates the world's largest chain of professional beauty supply stores and as such is a major customer of some of the company's competitors in the personal care products industry. Sally sells the company's professional hair care products, but these products represent only a small portion of Sally's selection of salon brands.

FOREIGN OPERATIONS

Products of the company are sold in more than 100 countries or geographic regions, primarily through direct sales by subsidiaries, independent distributors and licensees.

The company's foreign operations are subject to risks inherent in transactions involving foreign currencies and fluctuating exchange rates.

EMPLOYEES

In its domestic and foreign operations, the company had approximately 9,900 full-time equivalent employees as of September 30, 1995, consisting of 5,700 hourly personnel and 4,200 salaried employees. At September 30, 1994, the company had approximately 9,300 full-time equivalent employees. The increase in fiscal year 1995 employees over fiscal year 1994 employees is principally due to the growth in the number of Sally Beauty Company stores and the acquisition of Molnlycke Toiletries.

Certain subsidiaries of the company have union contracts covering production, warehouse, shipping and maintenance personnel. The company considers relations with its employees to be satisfactory.

REGULATION

The company is subject to the regulations of several federal and state agencies, including the Federal Food and Drug Administration and the Federal Trade Commission.

TRADEMARKS AND PATENTS

The company's trademarks, certain of which are material to its business, are registered or legally protected in the United States, Canada and other countries throughout the world in which products of the company are sold. Although the company owns patents and has other patent applications pending, its business is not materially dependent upon patents or patent protection.

ITEM  2.  PROPERTIES

The company's properties, plants and equipment are maintained in good condition and are suitable and adequate to support the business. The company's principal properties and their general characteristics are described in the following table:

                                                Type of                                            Business
Location                                        Facility                                           Segment
--------                                        --------                                           -------
COMPANY-OWNED PROPERTIES:
-------------------------

Melrose Park, Illinois
  (2525 Armitage Avenue)                        Executive Offices, Manufacturing, Warehouse        (1)
  (2150 N. 15th Avenue)                         Manufacturing, Warehouse                           (1)
  (2100 N. 15th Avenue)                         Warehouse                                          (1)
  (1930 George Street)                          Office, Warehouse                                  (1)
Atlanta, Georgia                                Warehouse                                          (1)
Columbus, Ohio                                  Warehouse                                          (2)
Denton, Texas                                   Office, Warehouse                                  (2)
Falun, Sweden                                   Office, Manufacturing, Warehouse                   (1)
Madrid, Spain                                   Office, Manufacturing, Warehouse                   (1)
Naguabo, Puerto Rico                            Manufacturing, Warehouse                           (1)
Naucalpan de Juarez, Mexico                     Office, Manufacturing, Warehouse                   (1)
North Rocks, New South Wales,
  Australia                                     Office, Manufacturing, Warehouse                   (1)
Reno, Nevada                                    Warehouse                                          (2)
Swansea, Wales, England                         Office, Manufacturing, Warehouse                   (1)
Tilburg, Holland                                Office, Manufacturing, Warehouse                   (1)
Toronto, Ontario, Canada                        Office, Manufacturing, Warehouse                   (1)

LEASED PROPERTIES:
------------------

Albertslund, Denmark                            Office, Warehouse                                  (1)
Auckland, New Zealand                           Office                                             (1)
Basingstoke, Hampshire, England                 Office                                             (1)
Espoo, Finland                                  Office, Warehouse                                  (1)
Morrow, Georgia                                 Warehouse                                          (2)
Rakkestad, Norway                               Office, Warehouse                                  (1)
Sparks, Nevada                                  Office, Warehouse                                  (1)
Stockholm, Sweden                               Office, Manufacturing, Warehouse                   (1)
Various (1,494 locations in  46 states,
  Puerto Rico, the United Kingdom and Japan)    Sally Beauty Company Stores                        (2)

(1)  Consumer Products
(2)  Specialty Distribution - Sally

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended September 30, 1995.

EXECUTIVE OFFICERS

The following table sets forth the names and current positions of the registrant's executive officers, including their five-year business history and ages. Executive officers of the company and its subsidiaries are elected annually.

                                      Current Position and
Name                                  Five-Year Business History                                     Age
----                                  --------------------------                                     ---
Leonard H. Lavin (1)                  October, 1994 - Chairman; previously Chairman and               76
                                      Chief Executive Officer for more than five years

Howard B. Bernick (1)                 October, 1994 - President and Chief Executive Officer;          43
                                      previously President and Chief Operating Officer for
                                      more than five years

Bernice E. Lavin (1)                  July, 1994 - Vice Chairman, Secretary and Treasurer;            70
                                      previously Vice President, Secretary and Treasurer for
                                      more than five years

Carol L. Bernick (1)                  October, 1994 - Executive Vice President  and Assistant         43
                                      Secretary, Alberto-Culver Company and President,
                                      Alberto-Culver  USA, Inc., a subsidiary of registrant;
                                      September, 1992 to October, 1994 - Executive Vice President
                                      and Assistant Secretary; October, 1990 to September, 1992 -
                                      Executive Vice President, Worldwide Marketing and
                                      Assistant Secretary

John T. Boone                         June, 1994 - Group Vice President, Domestic Consumer            60
                                      Products, Alberto-Culver USA, Inc., a subsidiary of
                                      registrant; August, 1993 to June, 1994 - Vice President,
                                      Operations, Modami Services, Inc.; August, 1991 to
                                      August, 1993 - President, JTB Management, Inc.;
                                      February, 1986 to August, 1991 - Chairman and Chief
                                      Executive Officer, Inovet, Inc.

William J. Cernugel                   October, 1993 - Senior Vice President, Finance &                53
                                      Controller;  April, 1982 to October, 1993 - Vice President,
                                      Finance & Controller

                                      Current Position and
Name                                  Five-Year Business History                                      Age
----                                  --------------------------                                      ---

David D. DeTomaso                     October, 1993 - Senior Vice President, Professional             52
                                      Domestic Division, Alberto-Culver USA, Inc., a
                                      subsidiary of registrant;  May, 1983 to October, 1993 -
                                      Vice President, Professional Domestic Division

Raymond W. Gass                       Vice President and General Counsel                              58

John G. Horsman, Jr.                  January, 1994 - President, Alberto-Culver International,        57
                                      Inc., a subsidiary of registrant; January, 1992 to January,
                                      1994 - Retired; 1978 to January, 1992 - Group Vice
                                      President, American Home Products Corporation

Thomas J. Pallone                     Vice President, Research and Development                        50

Michael H. Renzulli                   President, Sally Beauty Company, Inc., a subsidiary of          55
                                      registrant


(1) Leonard H. Lavin and Bernice E. Lavin are husband and wife. Carol L. Bernick is the wife of Howard B. Bernick and the daughter of Mr. and Mrs. Lavin.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information required for this Item is incorporated herein by reference to the section entitled "Market Price of Common Stock and Cash Dividends Per Share" and note 5 of "Notes to Consolidated Financial Statements" in the registrant's annual report to stockholders for the year ended September 30, 1995.

ITEM 6.  SELECTED FINANCIAL DATA

Information required for this Item is incorporated herein by reference to the section entitled "Selected Financial Data" in the registrant's annual report to stockholders for the year ended September 30, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required for this Item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the registrant's annual report to stockholders for the year ended September 30, 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required for this Item is incorporated herein by reference to the consolidated financial statements and notes and "Independent Auditors' Report" of KPMG Peat Marwick LLP in the registrant's annual report to stockholders for the year ended September 30, 1995.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required for this Item regarding the directors of the company and regarding delinquent filers pursuant to Item 405 of Regulation S-K is incorporated herein by reference to the sections entitled "Election of Directors" and "Compliance under Section 16(a) of the Securities Exchange Act of 1934", respectively, in the registrant's proxy statement for its annual meeting of stockholders on January 25, 1996. Information concerning Executive Officers of the registrant is included in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

Information required for this Item is incorporated herein by reference to the section entitled "Executive Compensation" in the registrant's proxy statement for its annual meeting of stockholders on January 25, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required for this Item is incorporated herein by reference to the sections entitled "Share Ownership of Directors and Executive Officers" and "Principal Stockholders" in the registrant's proxy statement for its annual meeting of stockholders on January 25, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)    Documents filed as part of this report:

           1.     Financial statements:

                  The consolidated financial statements and notes to be included in Part II, Item 8 are incorporated by reference to the registrant's annual report to stockholders for the year ended September 30, 1995, which is filed as an exhibit to this report.

           2.     Financial statement schedules:

                                        Description                                      Schedule
                                        -----------                                      --------
                  Valuation and Qualifying Accounts                                        II

                  Schedules I, III, IV, and V are omitted as the information required by these schedules is not applicable.

           3.     Exhibits:

                  Exhibit
                  Number                                 Description
                  --------                               -----------
                  3(i)(a)           Copy of Restated Certificate of Incorporation of Alberto-Culver Company (filed as Exhibit 3(a) and incorporated herein by reference from the company's Form
                                    10-K Annual Report for the year ended September 30, 1988).

                  3(i)(b)           Copy of the amendment to the Restated Certificate of Incorporation of
                                    Alberto-Culver Company (filed as Exhibit 3(a)(1) and incorporated herein by reference from the company's Form 10-Q Quarterly Report for the quarter ended
                                    December 31, 1989).

                  3(ii)             Copy of the By-Laws of Alberto-Culver Company, as amended and in effect as of January 17, 1990 (filed as Exhibit 3(b)(1) and incorporated herein by reference from the company's Form 10-Q Quarterly Report for the quarter ended December 31, 1989).

                  4                 Certain instruments defining the rights of holders of long-term obligations of the registrant and certain of its subsidiaries (the total amount of securities authorized under each of which does not exceed ten percent of the registrant's consolidated assets) are omitted pursuant to part 4 (iii) (A) of Item 601 (b) of
                                    Regulation S-K.  The registrant agrees to furnish copies of any such instruments to the Securities and Exchange Commission upon request.

                    Exhibit
                    Number                          Description
                    -------                         -----------

                    4 (a)           Copy of the Note Agreement dated November 30, 1988 among Alberto-Culver
                                    Company and Institutional Purchasers (filed as Exhibit 4(2) and incorporated herein by reference from the company's Form 10-Q Quarterly Report for the quarter ended March 31, 1989).

                    4 (b)           Copy of Note Agreement dated September 28, 1993 among Alberto-Culver Company and Institutional Investors (filed as Exhibit 4(f) and incorporated herein by reference from the company's Form 10-K Annual Report for the year ended
                                    September 30, 1993).

                    4 (c)           Copy of Indenture dated June 30, 1995 by and between Alberto-Culver Company as Issuer and Bankers Trustee Company Limited as Trustee of 5-1/2% Convertible
                                    Subordinated Debentures due June 30, 2005.

                    10 (a)          Copy of Alberto-Culver Company Management Incentive Plan dated October 27, 1994
                                    *(filed as Exhibit 10(a) and incorporated herein by reference from the company's
                                    Form 10-Q Quarterly Report for the quarter ended March 31, 1995).

                    10 (b)          Copy of Alberto-Culver Company Employee Stock Option Plan of 1988, as amended. *

                    10 (c)          Copy of Alberto-Culver Company 1994 Shareholder Value Incentive Plan *
                                    (filed as Exhibit 10 (c) and incorporated herein by reference from the company's
                                    Form 10-Q Quarterly Report for the quarter ended March 31, 1995).

                    10 (d)          Copy of Alberto-Culver Company 1994 Restricted Stock Plan *(filed as Exhibit 10(d)
                                    and incorporated herein by reference from the company's Form 10-Q Quarterly Report for the quarter ended March 31, 1995.)

                    10 (e)          Copy of Alberto-Culver Company 1994 Stock Option Plan for Non-Employee Directors
                                    *(filed as Exhibit 10(e) and incorporated herein by reference from the company's Form
                                    10-Q Quarterly Report for the quarter ended March 31, 1995).

                    10 (f)          Copy of Split Dollar Life Insurance Agreement dated September 30, 1993 between
                                    Alberto-Culver company and the trustee of the Lavin Survivorship Insurance Trust
                                    * (filed as Exhibit 10(e) and incorporated herein by reference from the company's
                                    Form 10-K Annual Report for the year ended September 30, 1993).

                    Exhibit
                    Number                          Description
                    -------                         -----------
                    11              Computation of net earnings per share.

                    13              Portions of annual report to stockholders for the year ended
                                    September 30, 1995 incorporated herein by reference.

                    21              Subsidiaries of the Registrant.

                    23              Consent of KPMG Peat Marwick LLP

                    27              Financial Data Schedule


                                *   This exhibit is a management contract or compensatory plan or arrangement of the registrant.


    (b)    Reports on Form 8-K:  None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of December, 1995.
                                                      ALBERTO-CULVER COMPANY

                                                      By /s/ Howard B. Bernick
                                                             Howard B. Bernick
                                                             President and Chief
                                                             Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                              Title                                       Date
          ---------                              -----                                       ----
/s/ Leonard H. Lavin                     Chairman of the Board                        December 13, 1995
-----------------------
Leonard H. Lavin                         and Director

/s/ Howard B. Bernick                    President, Chief Executive                   December 13, 1995
------------------------
Howard B. Bernick                        Officer and Director

/s/ Bernice E. Lavin                     Vice Chairman, Secretary,                    December 13, 1995
-----------------------
Bernice E. Lavin                         Treasurer and Director

/s/ Carol L. Bernick                     Executive Vice President,                    December 13, 1995
-------------------------
Carol L. Bernick                         Assistant Secretary and Director

/s/ William J. Cernugel                  Senior Vice President,                       December 13, 1995
-------------------------
William J. Cernugel                      Finance & Controller (Principal
                                         Financial & Accounting Officer)

/s/ Robert Abboud                        Director                                     December 13, 1995
--------------------
A. Robert Abboud

                                         Director*                                    December 13, 1995
-------------------------------
A. G. Atwater

                                         Director                                     December 13, 1995
-------------------------------
Robert P. Gwinn

/s/ Leander W. Jennings                  Director                                     December 13, 1995
-------------------------
Leander W. Jennings

                                         Director*                                    December 13, 1995
---------------------------------------
Allan B. Muchin

                                         Director*                                    December 13, 1995
----------------------------------------
Robert H. Rock


          Signature                              Title                                       Date
          ---------                              -----                                       ----



/s/ Dr. Harold M. Visotsky                     Director                               December 13, 1995
----------------------------
Dr. Harold M. Visotsky

                                               Director                               December 13, 1995
---------------------------------------------
William W. Wirtz

*   Appointed to Board of Directors in October, 1995.

                          Independent Auditors' Report



The Board of Directors and Stockholders
Alberto-Culver Company:

Under date of October 30, 1995, we reported on the consolidated balance sheets of Alberto-Culver Company and subsidiaries as of September 30, 1995 and 1994 and the related consolidated statements of earnings, retained earnings, and cash flows for each of the years in the three-year period ended September 30, 1995, as contained in the 1995 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Item 14(a)2 of the annual report on Form 10-K. This financial statement schedule is the responsibility of the company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                       /s/ KPMG PEAT MARWICK LLP

                                                       KPMG PEAT MARWICK LLP





Chicago, Illinois
October 30, 1995

                                                                   Schedule VIII



                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                       Valuation and Qualifying Accounts
                                  (Thousands)


                                                      Year Ended September 30,
                                                   -------------------------------

                                                     1995              1994             1993
                                                    ------            ------           ------
Allowance for doubtful accounts:

   Balance at beginning of period                  $5,497             5,493            4,839

   Additions (deductions):

     Charged to costs and expenses                  3,277             3,412            3,296

     Uncollectible accounts
       written off, net of
       recoveries                                  (3,187)           (3,588)          (2,160)

     Allowance for doubtful accounts
       of acquired company                            --                 83               --

   Other                                               76                97             (482)
                                                   ------            ------           ------

   Balance at end of period                        $5,663             5,497            5,493
                                                   ======            ======           ======