Form 10-Q
period 1995-12-31
ALBERTO CULVER CO
filed 1996-02-13
CIK 3327

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

                                December 31, 1995

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




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO



At December 31, 1995, there were 11,012,995 shares of Class A common stock outstanding and 16,766,240 shares of Class B common stock outstanding.

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS



                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                       Consolidated Statements of Earnings
                  Three Months Ended December 31, 1995 and 1994
             (dollar amounts in thousands, except per share figures)

                                                               (Unaudited)
                                                              1995        1994
Net sales ................................................   $347,638    311,474

Costs and expenses:
     Cost of products sold ...............................    178,343    155,548
     Advertising, promotion, selling and administrative ..    146,675    136,840
     Interest expense, net of interest income of $1,629
         in 1995 and $466 in 1994 ........................      2,102      1,174

     Total costs and expenses ............................    327,120    293,562

Earnings before provision for income taxes ...............     20,518     17,912

Provision for income taxes ...............................      7,643      6,717

Net earnings .............................................   $ 12,875     11,195

Net earnings per share of common stock:

     Primary .............................................   $    .46        .40

     Fully-diluted .......................................   $    .44        .40

Cash dividends paid per share ............................   $    .08        .07


See notes to consolidated financial statements.

                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                           Consolidated Balance Sheets
                    December 31, 1995 and September 30, 1995
             (dollar amounts in thousands, except per share figures)

                                                                           (Unaudited)
                                                                   December 31,   September 30,
ASSETS                                                                  1995          1995
Current assets:
   Cash and cash equivalents .......................................   $ 129,748      142,585
   Short-term investments ..........................................       6,000        4,400
   Receivables, less allowance for doubtful
      accounts ($6,055 at 12/31/95 and $5,663 at 9/30/95) ..........     122,270      128,482
   Inventories (Note 3) ............................................     264,344      248,529
   Other current assets ............................................      12,655       12,549
      Total current assets .........................................     535,017      536,545
Property, plant and equipment at cost, less accumulated
   depreciation ($134,597 at 12/31/95 and $128,243 at 9/30/95) .....     164,545      157,791
Goodwill, net ......................................................      55,303       55,225
Trade names and other intangible assets, net .......................      34,942       34,198
Other assets .......................................................      34,834       31,327
   Total assets ....................................................   $ 824,641      815,086

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt and short-term borrowings ..   $   3,186        1,389
   Accounts payable ................................................     138,395      144,253
   Accrued expenses ................................................      73,395       76,141
   Income taxes ....................................................      17,933       13,056
      Total current liabilities ....................................     232,909      234,839

Long-term debt .....................................................      84,408       83,094
Convertible subordinated debentures ................................     100,000      100,000
Deferred income taxes ..............................................      15,198       15,365
Other liabilities ..................................................      11,312       10,885

Stockholders' equity:
   Common stock, par value $.22 per share:
      Class A authorized 25,000,000 shares; issued 13,262,624 shares       2,918        2,918
      Class B authorized 25,000,000 shares; issued 20,944,424 shares       4,608        4,608
   Additional paid-in capital ......................................      88,614       87,896
   Retained earnings ...............................................     348,163      337,506
   Foreign currency translation ....................................     (14,684)     (12,966)
                                                                         429,619      419,962
   Less treasury stock at cost (Class A common shares: 2,249,629 at 12/31/95 and 2,299,618 at 9/30/95; Class B common shares:
      4,178,184 at 12/31/95 and at 9/30/95) ........................      48,805       49,059
         Total stockholders' equity ................................     380,814      370,903
         Total liabilities and stockholders' equity ................   $ 824,641      815,086

See notes to consolidated financial statements.

                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  Three months Ended December 31, 1995 and 1994
                          (dollar amounts in thousands)

                                                                          (Unaudited)
                                                                       1995          1994

Cash Flows from Operating Activities:
Net earnings .....................................................   $  12,875       11,195
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Depreciation and amortization ...............................       7,057        5,451
     Other, net ..................................................        (250)      (1,218)
     Cash effects of changes in:
       Receivables, net ..........................................       5,553        3,805
       Inventories ...............................................     (16,225)      (1,938)
       Other current assets ......................................        (290)      (1,905)
       Accounts payable and accrued expenses .....................      (1,010)      (2,463)
       Income taxes ..............................................       5,039        5,616
     Net cash provided by operating activities ...................      12,749       18,543

Cash Flows from Investing Activities:

Short-term investments ...........................................      (1,600)      (1,840)
Capital expenditures .............................................     (12,390)      (4,925)
Payments for purchased businesses, net of acquired companies' cash     (10,576)        (283)
Other, net .......................................................        (589)      (1,305)
   Net cash used by investing activities .........................     (25,155)      (8,353)

Cash Flows from Financing Activities:

Short-term borrowings ............................................       1,799         (910)
Proceeds from long-term debt .....................................        --            677
Repayments of long-term debt .....................................        (303)        (231)
Cash dividends paid ..............................................      (2,218)      (1,938)
Cash proceeds from exercise of stock options .....................         860          124
Stock purchased for treasury .....................................        (578)        --
   Net cash used by financing activities .........................        (440)      (2,278)

Effect of foreign exchange rate changes on cash ..................           9         (156)
Net increase (decrease) in cash and cash equivalents .............     (12,837)       7,756

Cash and cash equivalents at beginning of period .................     142,585       41,833

Cash and cash equivalents at end of period .......................   $ 129,748      $49,589

See notes to consolidated financial statements.

                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(l) The consolidated financial statements contained in this report have not been examined by independent public accountants, except for balance sheet information presented at September 30, 1995. However, in the opinion of the company, the consolidated financial statements reflect all adjustments, which include only normal adjustments, necessary to present fairly the data contained therein. The results of operations for the periods covered are not necessarily indicative of results for a full year.



(2) Primary earnings per share are based on the weighted average shares outstanding, including common stock equivalents, of 27,998,000 and 27,772,000 for the three months ended December 31,1995 and 1994, respectively.

      Fully diluted earnings per share are determined by dividing net earnings before interest expense on the convertible subordinated debentures (net of tax benefit) by the weighted average shares outstanding after giving effect to common shares to be issued assuming conversion of the convertible subordinated debentures to Class A common stock. Fully-diluted weighted average shares outstanding were 31,191,000 and 27,789,000 for the three months ended December 31, 1995 and 1994, respectively.

(3)   Inventories consist of the following:

                                                           (in thousands)
                                                   December 31,    September 30,
                                                      1995               1995

                 Finished goods                       $231,426        211,224
                 Work-in-process                         5,214          4,897
                 Raw materials                          27,704         32,408
                                                      --------        -------
                                                      $264,344        248,529


(4) On February 6, 1996, the company completed its acquisition of St. Ives Laboratories, Inc., a hair and skin care products company, through a cash merger valued at approximately $120 million. The merger will be accounted for as a purchase.

 (5)  In prior  years,  the Consumer  Products  Division of  Alberto-Culver  USA
      recorded certain promotional allowances that were shown as a deduction from the list price reported on customer invoices as promotion expenses. Beginning with the quarter ended December 31, 1995, the company changed the method of reporting sales to a net sales basis thereby reducing sales and promotion expense by $2,843,000. This change had no effect on net income and prior periods have not been restated due to immateriality. The change is in conformity with industry practice and also provides management with financial information that is consistent across other divisions of Alberto-Culver USA.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

FIRST QUARTER ENDED DECEMBER 31, 1995 VS. FIRST QUARTER ENDED DECEMBER 31, 1994

The company achieved record first quarter net sales of $347.6 million in fiscal year 1996, up $36.1 million or 11.6% over the comparable period of fiscal year 1995. Net earnings for the three months ended December 31, 1995 were also a record for the first quarter at $12.9 million or 15.0% higher than the same period of the prior year. Primary earnings per share of 46 cents were 6 cents or 15.0% higher than the same period last year. Fully-diluted earnings per share were 44 cents, up 4 cents or 10.0% from the prior year.

The following table presents net sales information by business segment for the first quarter of fiscal years 1996 and 1995:

FIRST QUARTER
(dollars in millions)
                                         Fiscal Year         Dollar      Percent
Net sales:                            1996       1995        Change       Change
Consumer products:
    Alberto-Culver USA               $66.4       71.4         (5.0)       (7.0%)
    Alberto-Culver International     101.8       74.1         27.7        37.4
                                     -----      -----         -----       -----
    Total consumer products          168.2      145.5         22.7        15.6
Specialty distribution - Sally       181.4      168.3         13.1         7.8
Eliminations                          (2.0)      (2.3)         0.3        13.0
                                    ------      -----         -----       -----
                                    $347.6      311.5         36.1        11.6%

Compared to the same period of the prior year, sales of Alberto-Culver USA "consumer products" decreased $5.0 million or 7.0% for the first quarter of 1996. Sales in the current quarter were lower by $2.8 million due to the change in classification of certain off-invoice promotional allowances discussed in
Note 5. Excluding the reclassification, sales were $2.2 million lower for the current quarter, a decrease of 3.0% compared to last year. Sales were lower this year for such brands as Static Guard anti-static spray, Molly McButter dairy sprinkles, Mrs. Dash seasoning products and Consort hair care products. These decreases were partially offset by higher sales of Alberto VO5 shampoo and conditioner, TCB hair care products, Alberto VO5 Hot Oil and FDS feminine deodorant spray.

Sales of Alberto-Culver International "consumer products" were $101.8 million for the current quarter, an increase of 37.4% compared to last year. The fiscal 1996 increase primarily resulted from the acquisition of the Toiletries Division of Molnlycke AB in April, 1995.

The "specialty distribution-Sally" business segment experienced a sales increase of $13.1 million or 7.8%, reaching $181.4 million for the quarter ended December 31, 1995. The gain was attributable to Sally Beauty Company's sales growth for established stores and the addition of 150 new stores since December 31, 1994. Sally Beauty Company operates 1,536 beauty supply stores offering a full range of salon care products.

Cost of products sold as a percent of net sales for the three month period ended December 31, 1995 increased 1.4% compared to the first quarter of the prior year. Higher raw material costs, the disposal of inventories related to discontinued SKUs, and higher sales of close-out merchandise, along with the reclassification discussed in Note 5, contributed to the increase in the cost of products sold percentage.

Advertising, promotion, selling and administrative expenses rose 7.2% or $9.8 million for the December 31, 1995 quarter versus the comparable period of the prior year. The increase resulted from the acquisition of Molnlycke Toiletries in April, 1995 along with higher selling and administrative costs associated with the increase in the number of Sally Beauty Company stores, partially offset by lower advertising and promotional expenditures for Alberto-Culver USA "consumer products."
 Advertising, promotion and market research expenditures totaled $43.1 million for the current period versus $41.7 million for the comparable period of the prior year.

Interest expense was $3.7 million for the first quarter of fiscal year 1996 versus $1.6 million for the comparable prior period. The increase was primarily attributable to the $100 million of 5.5% convertible subordinated debentures issued in July, 1995 and borrowings related to the Molnlycke Toiletries acquisition in April, 1995. Interest income of $1.6 million for the quarter ended December 31, 1995 was $1.2 million higher than last year mainly due to investing the net proceeds from the convertible subordinated debentures.

The provision for income taxes as a percentage of earnings before income taxes was 37.25% and 37.5% for the first quarter of fiscal years 1996 and 1995, respectively.


FINANCIAL CONDITION

DECEMBER 31, 1995 VS. SEPTEMBER 30, 1995

The ratio of current assets to current liabilities was 2.30 to 1.00 at the end of the first quarter of fiscal year 1996 compared to 2.28 to 1.00 at September 30, 1995. Working capital of $302.1 million remained relatively unchanged from the September 30, 1995 balance of $301.7 million.

Total borrowings increased $3.1 million during the first three months of fiscal year 1996. At December 31, 1995, the company had unused lines of credit with various banks of approximately $69 million.

For the twelfth consecutive year, the company announced an increase in the quarterly cash dividend on both Class A and Class B common stock, raising it 12.5% to 9 cents per share or 36 cents annually. The dividend is payable February 20, 1996 to stockholders of record on February 5, 1996.

                                     PART II


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        27               Financial Data Schedule


(b)     Reports on Form 8-K:

        No report on Form 8-K was filed by the registrant during the quarter ended December 31, 1995.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                             ALBERTO-CULVER COMPANY
                                  (Registrant)



                             By:/s/William J. Cernugel
                             William J. Cernugel
                             Senior Vice President, Finance & Controller
                             (Principal Financial Officer)






February 12, 1996