Form 10-Q
period 1996-03-31
ALBERTO CULVER CO
filed 1996-05-14
CIK 3327

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

                                 March 31, 1996

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




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     At March 31, 1996, there were 11,029,450 shares of Class A common stock outstanding and 16,766,240 shares of Class B common stock outstanding.
                                                        - 1 -

                                 PART I


ITEM 1.  FINANCIAL STATEMENTS

                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                       Consolidated Statements of Earnings
                   Three Months Ended March 31, 1996 and 1995
             (dollar amounts in thousands, except per share figures)




                                                                 (Unaudited)
                                                               1996       1995
Net sales ................................................   $396,146    324,208

Costs and expenses:
     Cost of products sold ...............................    200,459    161,597
     Advertising, promotion, selling and administrative ..    170,123    142,013
     Interest expense, net of interest income of $786
         in 1996 and $565 in 1995 ........................      2,506      1,030
                                                             --------   --------

     Total costs and expenses ............................    373,088    304,640
                                                             --------   --------

Earnings before provision for income taxes ...............     23,058     19,568

Provision for income taxes ...............................      8,589      7,338
                                                             --------   --------

Net earnings .............................................   $ 14,469     12,230
                                                             ========   ========

Net earnings per share of common stock:

     Primary .............................................   $    .51        .44
                                                             ========   ========

     Fully-diluted .......................................   $    .49        .44
                                                             ========   ========

Cash dividends paid per share ............................   $    .09        .08
                                                             ========   ========

See notes to consolidated financial statements.

                                 - 2 -

                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                       Consolidated Statements of Earnings
                    Six Months Ended March 31, 1996 and 1995
             (dollar amounts in thousands, except per share figures)

                                                                  (Unaudited)
                                                                  1996      1995
Net sales ...................................................   $743,784    635,682

Costs and expenses:
     Cost of products sold ..................................    378,802    317,145
     Advertising, promotion, selling and administrative .....    316,798    278,853
     Interest expense, net of interest income of $2,415
         in 1996 and $1,031 in 1995 .........................      4,608      2,204
                                                                --------   --------

     Total costs and expenses ...............................    700,208    598,202
                                                                --------   --------

Earnings before provision for income taxes ..................     43,576     37,480

Provision for income taxes ..................................     16,232     14,055
                                                                --------   --------

Net earnings ................................................   $ 27,344     23,425
                                                                ========   ========

Net earnings per share of common stock:

     Primary ................................................   $    .97        .84
                                                                ========   ========

     Fully-diluted ..........................................   $    .93        .84
                                                                ========   ========

Cash dividends paid per share ...............................   $    .17        .15
                                                                ========   ========

See notes to consolidated financial statements

                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                           Consolidated Balance Sheets
                      March 31, 1996 and September 30, 1995
             (dollar amounts in thousands, except per share figures)

                                                                                     (Unaudited)
                                                                                March 31,   September 30,
ASSETS                                                                             1996           1995
- ------                                                                          -----------     ---------
Current assets:
   Cash and cash equivalents ...................................................   $  53,597      142,585
   Short-term investments ......................................................       2,597        4,400
   Receivables, less allowance for doubtful
      accounts ($7,988 at 3/31/96 and $5,663 at 9/30/95) .......................     120,632      128,482
   Inventories (Note 3) ........................................................     290,797      248,529
   Other current assets ........................................................      16,458       12,549
                                                                                   ---------    ---------
      Total current assets .....................................................     484,081      536,545
                                                                                   ---------    ---------
Property, plant and equipment at cost, less accumulated
   depreciation ($138,044 at 3/31/96 and $128,243 at 9/30/95) ..................     173,035      157,791
Goodwill, net ..................................................................     104,152       55,225
Trade names and other intangible assets, net ...................................      77,342       34,198
Other assets ...................................................................      30,697       31,327
                                                                                   ---------    ---------
   Total assets ................................................................   $ 869,307      815,086
                                                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt and short-term borrowings ..............   $   4,857        1,389
   Accounts payable ............................................................     145,639      144,253
   Accrued expenses ............................................................     109,882       76,141
   Income taxes ................................................................      14,066       13,056
                                                                                   ---------    ---------
      Total current liabilities ................................................     274,444      234,839
                                                                                   ---------    ---------

Long-term debt .................................................................      83,744       83,094
Convertible subordinated debentures ............................................     100,000      100,000
Deferred income taxes ..........................................................       7,382       15,365
Other liabilities ..............................................................      11,320       10,885

Stockholders' equity:
   Common stock, par value $.22 per share:
      Class A authorized 25,000,000 shares; issued 13,262,624 shares ...........       2,918        2,918
      Class B authorized 25,000,000 shares; issued 20,944,424 shares ...........       4,608        4,608
   Additional paid-in capital ..................................................      88,775       87,896
   Retained earnings ...........................................................     360,131      337,506
   Foreign currency translation ................................................     (15,344)     (12,966)
                                                                                   ---------    ---------
                                                                                     441,088      419,962
   Less treasury stock at cost (Class A common shares:  2,233,174 at 3/31/96 and
      2,299,618 at 9/30/95; Class B common shares:
      4,178,184 at 3/31/96 and at 9/30/95) .....................................      48,671       49,059
                                                                                   ---------    ---------
         Total stockholders' equity ............................................     392,417      370,903
                                                                                   ---------    ---------
         Total liabilities and stockholders' equity ............................   $ 869,307      815,086
                                                                                   =========    =========

See notes to consolidated financial statements.

                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                    Six Months Ended March 31, 1996 and 1995
                          (dollar amounts in thousands)



                                                                          (Unaudited)
                                                                        1996          1995
Cash Flows from Operating Activities:

Net earnings .....................................................   $  27,344       23,425
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Depreciation and amortization ...............................      15,143       11,058
     Other, net ..................................................         295          166
     Cash effects of changes in:
       Receivables, net ..........................................       3,310       (2,348)
       Inventories ...............................................     (10,794)     (12,757)
       Other current assets ......................................      (2,618)      (4,008)
       Accounts payable and accrued expenses .....................       2,051       14,090
       Income taxes ..............................................      (1,266)       1,123
                                                                     ---------    ---------
     Net cash provided by operating activities ...................      33,465       30,749
                                                                     ---------    ---------

Cash Flows from Investing Activities:

Short-term investments ...........................................       1,803       (1,437)
Capital expenditures .............................................     (22,649)     (11,429)
Payments for purchased businesses, net of acquired companies' cash    (126,414)        (946)
Other, net .......................................................        (689)      (1,132)
                                                                     ---------    ---------
   Net cash used by investing activities .........................    (147,949)     (14,944)
                                                                     ---------    ---------

Cash Flows from Financing Activities:

Short-term borrowings ............................................         736         (760)
Proceeds from long-term debt .....................................       5,640          675
Repayments of long-term debt .....................................      (5,333)        (429)
Sale of trade accounts receivable ................................      30,000         --
Cash dividends paid ..............................................      (4,719)      (4,154)
Cash proceeds from exercise of stock options .....................       1,229          321
Stock purchased for treasury .....................................        (685)        --
                                                                     ---------    ---------
   Net cash used by financing activities .........................      26,868       (4,347)
                                                                     ---------    ---------

Effect of foreign exchange rate changes on cash ..................      (1,372)          30
                                                                     ---------    ---------
Net increase (decrease) in cash and cash equivalents .............     (88,988)      11,488

Cash and cash equivalents at beginning of period .................     142,585       41,833
                                                                     ---------    ---------

Cash and cash equivalents at end of period .......................   $  53,597    $  53,321
                                                                     =========    =========

See notes to consolidated financial statements

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

(2) Primary earnings per share are based on the weighted average shares outstanding, including common stock equivalents, of 28,236,000 and 27,835,000 for the three months ended March 31,1996 and 1995, respectively, and 28,120,000 and 27,800,000 for the six months ended March 31, 1996 and 1995, respectively.

      Fully diluted earnings per share are determined by dividing net earnings before interest expense on the convertible subordinated debentures (net of tax benefit) by the weighted average shares outstanding after giving effect to common shares to be issued assuming conversion of the convertible subordinated debentures to Class A common stock. Fully-diluted weighted average shares outstanding were 31,388,000 and 27,893,000 for the three months ended March 31, 1996 and 1995, respectively, and 31,371,000 and 27,886,000 for the six months ended March 31, 1996 and 1995, respectively.

(3)   Inventories consist of the following:

                                                         (in thousands)
                                                      March 31,    September 30,
                                                         1996            1995
                                                  -------------   ------------
                 Finished goods                     $253,227         211,224
                 Work-in-process                       6,031           4,897
                 Raw materials                        31,539          32,408
                                                  -------------    -----------

                                                    $290,797         248,529
                                                   ============    ===========

(4) On February 6, 1996, the company completed its acquisition of St. Ives Laboratories, Inc., (St. Ives) through a cash merger valued at approximately $110 million. The purchase was funded with the net proceeds available from the issuance of convertible subordinated debentures in July, 1995 and from the sale of certain trade accounts receivable in January, 1996 (see note 6). St. Ives develops, manufactures and markets personal care products under its SWISS FORMULA(R) brand and manufactures custom label products for other companies. The merger was accounted for as a purchase.

 (5) In prior years, the Consumer Products Division of Alberto-Culver USA recorded certain promotional allowances that were shown as a deduction from the list price reported on customer invoices as promotion expenses.
      Effective October 1, 1995, the company changed its method of reporting to a net sales basis thereby reducing sales and promotion expense by $3,287,000 and $6,130,000 for the three and six month periods ended March 31, 1996, respectively. This change had no effect on net income and prior periods have not been restated due to immateriality. The change is in conformity with industry practice and also provides management with financial information that is consistent across other divisions of Alberto-Culver USA and Alberto-Culver International.

(6) In January, 1996, the company entered into an agreement to sell, without recourse, up to $30 million of a designated pool of trade receivables on an ongoing basis. The agreement expires in one year and is renewable annually upon mutual agreement of both parties. Costs related to this agreement are included in administration expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

QUARTER AND SIX MONTHS ENDED MARCH 31, 1996 VS. QUARTER AND SIX MONTHS ENDED MARCH 31, 1995

The company achieved record net sales of $396.1 million in the second quarter of fiscal year 1996, up $71.9 million or 22.2% over the comparable quarter of fiscal year 1995. For the six month period ending March 31, 1996, net sales reached a new high of $743.8 million, representing a 17.0% increase compared to last year's six month period.

Net earnings for the three months ended March 31, 1996 were also a record for the second quarter at $14.5 million or 18.3% higher than the same period of the prior year. Primary earnings per share of 51 cents were 7 cents or 15.9% higher than the same period last year. Fully-diluted earnings per share were 49 cents, up 5 cents or 11.4% from the prior year. For the six months ended March 31, 1996, record net earnings of $27.3 million represented an increase of 16.7% from the same period of the prior year. Primary earnings per share for the six month period were 97 cents, 15.5% higher than the same period last year. Fully-diluted earnings per share were 93 cents for six months, a 10.7% increase from fiscal 1995.

The following table presents net sales information by business segment for the second quarter and first six months of fiscal years 1996 and 1995 (dollars in millions):

FIRST QUARTER

                                      Fiscal Year      Dollar   Percent
Net sales:                            1996       1995  Change   Change
- ----------                           ------     ------ ------   ------
Consumer products:
    Alberto-Culver USA .........   $   96.3     78.9    17.4     22.1%
    Alberto-Culver International      111.4     78.0    33.4     42.8
                                       -----    ----     ----
    Total consumer products ....      207.7    156.9    50.8     32.4
Specialty distribution - Sally .      191.7    169.9    21.8     12.8
Eliminations ...................       (3.3)    (2.6)   (0.7)   (26.9)
                                       -----    ----     ----
                                   $  396.1    324.2    71.9     22.2%
                                       =====    ====     ====


SIX MONTHS
                                       Fiscal Year      Dollar  Percent
Net sales:                             1996    1995     Change   Change
- ----------                           ------   ------    ------   ------
Consumer products:
    Alberto-Culver USA .........   $  162.6    150.2     12.4      8.3%
    Alberto-Culver International      213.2    152.1     61.1     40.2
                                      -----    -----     ----
    Total consumer products ....      375.8    302.3     73.5     24.3
Specialty distribution - Sally .      373.1    338.2     34.9     10.3
Eliminations ...................       (5.1)    (4.8)    (0.3)    (6.3)
                                      -----    -----     ----
                                   $  743.8    635.7    108.1     17.0%
                                      =====    =====     ====

Compared to the same periods of the prior year, sales of Alberto-Culver USA "consumer products" increased 22.1% and 8.3% for the current quarter and first half of fiscal 1996, respectively. The increases primarily resulted from the acquisition of St. Ives Laboratories, Inc. in February, 1996 which added $20.5 million of sales to the second quarter and first half. In addition, sales were higher for such brands as TCB hair care products, TRESemme hair care products, FDS feminine deodorant spray and Alberto VO5 Hot Oil. These increases were partially offset by lower sales due to the change in classification of certain off-invoice promotional allowances, as discussed in Note 5 to the consolidated financial statements, amounting to $3.3 million for the second quarter and $6.1 million for the first half. Furthermore, sales were lower this year for such brands as Molly McButter dairy sprinkles, Mrs. Dash seasoning products, Alberto VO5 Hair Therapy shampoo and conditioner and Consort hair care products.

Sales of Alberto-Culver International "consumer products" increased 42.8% in the second quarter and 40.2% in the first half compared to last year. The fiscal 1996 increases primarily resulted from the acquisitions of the Toiletries Division of Molnlycke AB in April, 1995 and St. Ives in February, 1996.

The "specialty distribution-Sally" business segment experienced sales increases of $21.8 million or 12.8% for the second quarter and $34.9 million or 10.3% for the first half. The gains were attributable to Sally Beauty Company's sales growth for established stores and the addition of 150 new stores since March 31, 1995. Sally Beauty Company operates 1,562 beauty supply stores offering a full range of salon care products.

Cost of products sold as a percent of net sales for the second quarter and first half increased to 50.6% and 50.9%, respectively , compared to 49.8% and 49.9%, respectively for the same periods of the prior year. Changes in product mix, the addition of St. Ives' custom label business and higher raw material costs, along with the reclassification of off-invoice promotional allowances as discussed in
Note 5 to the consolidated financial statements, contributed to the increase in the cost of products sold percentage.

Compared to the prior year, advertising, promotion, selling and administrative expenses rose 20.0% or $15.9 million for the current quarter and 12.6% or $19.5 million for the six months ended March 31, 1996. The increases resulted from the acquisitions of Molnlycke Toiletries in April, 1995 and St. Ives in February, 1996 along with higher selling and administrative costs associated with the increase in the number of Sally Beauty Company stores, partially offset by lower advertising and promotional expenditures for Alberto-Culver USA.

Advertising, promotion and market research expenditures totaled $52.2 million and $95.3 million for the second quarter and first half of 1996, respectively, versus $46.2 million and $87.9 million for the comparable periods of the prior year. Excluding Molnlycke Toiletries and St. Ives, advertising, promotion and market research expenditures in the current year decreased 8.4% and 9.2% for the second quarter and first half, respectively, primarily due to the reclassification of off-invoice promotional allowances as discussed in Note 5 to the consolidated financial statements.

Interest expense increased $1.7 million or 106.9% for the second quarter and $3.8 million or 117.1% for the first half versus the comparable periods of last year. The increases were primarily attributable to the $100 million of 5.5% convertible subordinated debentures issued in July, 1995 and borrowings in Sweden related to the Molnlycke Toiletries acquisition in April, 1995. The increases were partially offset by the elimination of interest expense on $30 million of term loans retired in July, 1995. Increases in interest income of $220,000 and $1.4 million for the second quarter and six months of 1996, respectively, resulted primarily from investing the net proceeds of the convertible subordinated debentures.

The provision for income taxes as a percentage of earnings before income taxes was 37.25% and 37.5% for the second quarter and first half of fiscal years 1996 and 1995, respectively.

FINANCIAL CONDITION

MARCH 31, 1996 VS. SEPTEMBER 30, 1995

Working capital of $209.6 million decreased $92.1 million from the September 30, 1995 balance of $301.7 million. The ratio of current assets to current liabilities was 1.76 to 1.00 at March 31, 1996 compared to 2.28 to 1.00 at September 30, 1995. Both working capital and the current ratio decreased primarily as a result of the cash paid for the acquisition of St.Ives exceeding the net working capital acquired.

Total borrowings increased $4.1 million during the first six months of fiscal year 1996. In addition, the company sold $30 million of trade receivables in January, 1996, as described in Note 6 to the consolidated financial statements. At March 31, 1996, the company had unused lines of credit with various banks of approximately $74 million.

Cash dividends paid on Class A and Class B common stock totaled $4.7 million or 17 cents per share for the first six months of fiscal 1996 versus $4.2 million or 15 cents per share in the prior year.

                                PART II


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders on January 25, 1996, Howard B. Bernick, Bernice E. Lavin, Allan B. Muchin and Harold M. Visotsky, M.D., were elected as directors of the Company. Mr. Bernick received a Class A and Class B common stockholder vote of 8,355,240 and 15,611,919 shares "for" and 11,242 and 37,517 shares "withheld", respectively. Mrs. Lavin received a Class A and Class B common stockholder vote of 8,353,935 and 15,610,945 shares "for" and 12,547 and 38,491 shares "withheld", respectively. Mr. Muchin received a Class A and Class B common stockholder vote of 8,355,040 and 15,627,285 shares "for" and 11,442 and 22,151 "withheld", respectively. Dr. Visotsky received a Class A and Class B common stockholder vote of 8,354,181 and 15,625,811 shares "for" and 12,301 and 23,625 shares "withheld", respectively.

Class A common stock has a one-tenth vote per share and Class B common stock has one vote per share.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        2 (a) Agreement and Plan of Merger, dated as of October 30, 1995, between Alberto-Culver Company, AC Acquiring Co., and St. Ives Laboratories, Inc. (filed as Exhibit 2 and incorporated herein by reference from the Company's Schedule 13D filed on November 7, 1995).

        2 (b) Stockholders Stock Option Agreement, dated as of October 30, 1995, among Alberto-Culver Company, Gary H. Worth, John R. Worth, the House of Worth Trust dated July 9, 1982 as amended, the Worth Family Trust under an agreement dated November 24, 1990 and the Worth Family Partnership, L.P. (filed as Exhibit 1 and incorporated herein by reference from the Company's Schedule 13D filed on November 7, 1995).

        4 Certain instruments defining the rights of holders of long-term obligations and other financing arrangements of the registrant and certain of its subsidiaries (the total amount of securities authorized under each of which does not exceed ten percent of the registrant's consolidated assets) are omitted pursuant to part 4 (iii) (A) of Item 601 (b) of Regulation S-K. The registrant agrees to furnish copies of any such instruments to the Securities and Exchange Commission upon request.

        27      Financial Data Schedule


(b)     Reports on Form 8-K:

        The following Form 8-K was filed by the registrant during the second quarter of its fiscal year ending September 30, 1996:

                - Form 8-K dated February 6, 1996

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



May 10, 1996