Form 10-Q
period 1996-06-30
ALBERTO CULVER CO
filed 1996-08-12
CIK 3327

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
              ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

                                  June 30, 1996

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




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO


At June 30, 1996, there were 11,034,700 shares of Class A common stock outstanding and 16,766,240 shares of Class B common stock outstanding.

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS



                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                       Consolidated Statements of Earnings
                    Three Months Ended June 30, 1996 and 1995
             (dollar amounts in thousands, except per share figures)




                                                                                                              (Unaudited)
                                                                                                            1996       1995
Net sales .......................................................... ................................   $415,554    357,678

Costs and expenses:
     Cost of products sold ..........................................................................    208,526    180,590
     Advertising, promotion, selling and administrative .............................................    177,394    152,880
     Interest expense, net of interest income of $487
         in 1996 and $686 in 1995 ...................................................................      3,416      2,393
                                                                                                        --------   --------

     Total costs and expenses .......................................................................    389,336    335,863
                                                                                                        --------   --------

Earnings before provision for income taxes ..........................................................     26,218     21,815

Provision for income taxes ..........................................................................      9,766      8,181
                                                                                                        --------   --------

Net earnings ........................................................................................   $ 16,452     13,634
                                                                                                        ========   ========

Net earnings per share of common stock:

     Primary ........................................................................................   $    .58        .49
                                                                                                        ========   ========

     Fully-diluted ..................................................................................   $    .55        .49
                                                                                                        ========   ========

Cash dividends paid per share .......................................................................   $    .09        .08
                                                                                                        ========   ========


See notes to consolidated financial statements.


                                                        - 2 -

                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                       Consolidated Statements of Earnings
                    Nine Months Ended June 30, 1996 and 1995
             (dollar amounts in thousands, except per share figures)



                                                                                                                 (Unaudited)
                                                                                                              1996         1995

Net sales ...........................................................................................   $1,159,338      993,360

Costs and expenses:
        Cost of products sold .......................................................................      587,328      497,735
        Advertising, promotion, selling and administrative ..........................................      494,192      461,733
        Interest expense, net of interest income of $2,901
           in 1996 and $1,717 in 1995 ...............................................................        8,024        4,597
                                                                                                        ----------   ----------

        Total costs and expenses ....................................................................    1,089,544      934,065
                                                                                                        ----------   ----------

Earnings before provision for income taxes ..........................................................       69,794       59,295

Provision for income taxes ..........................................................................       25,998       22,236
                                                                                                        ----------   ----------

Net earnings ........................................................................................   $   43,796       37,059
                                                                                                        ==========   ==========

Net earnings per share of common stock:

        Primary .....................................................................................   $     1.55         1.33
                                                                                                        ==========   ==========

        Fully-diluted ...............................................................................   $     1.48         1.33
                                                                                                        ==========   ==========

Cash dividends paid per share .......................................................................   $      .26          .23
                                                                                                        ==========   ==========



See notes to consolidated financial statements.

                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                           Consolidated Balance Sheets
                      June 30, 1996 and September 30, 1995
             (dollar amounts in thousands, except per share figures)

                                                                                                     (Unaudited)
                                                                                                June 30,   September 30,
                                                                                                 1996         1995

ASSETS
Current assets:
   Cash and cash equivalents .................................................................   $  65,037      142,585
   Short-term investments ....................................................................       4,000        4,400
   Receivables, less allowance for doubtful
      accounts ($8,167 at 6/30/96 and $5,663 at 9/30/95) .....................................     120,162      128,482
   Inventories (Note 3) ......................................................................     282,880      248,529
   Other current assets ......................................................................      14,634       12,549
                                                                                                 ---------    ---------
      Total current assets ...................................................................     486,713      536,545
                                                                                                 ---------    ---------
Property, plant and equipment at cost, less accumulated
   depreciation ($140,908 at 6/30/96 and $128,243 at 9/30/95) ................................     174,228      157,791
Goodwill, net ................................................................................     104,541       55,225
Trade names and other intangible assets, net .................................................      77,527       34,198
Other assets .................................................................................      35,218       31,327
                                                                                                 ---------    ---------
   Total assets ..............................................................................   $ 878,227      815,086
                                                                                                 =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt and short-term borrowings ............................   $   5,089        1,389
   Accounts payable ..........................................................................     134,009      144,253
   Accrued expenses ..........................................................................     113,286       76,141
   Income taxes ..............................................................................      14,332       13,056
                                                                                                 ---------    ---------
      Total current liabilities ..............................................................     266,716      234,839
                                                                                                 ---------    ---------

Long-term debt ...............................................................................      84,798       83,094
Convertible subordinated debentures ..........................................................     100,000      100,000
Deferred income taxes ........................................................................       8,670       15,365
Other liabilities ............................................................................      11,596       10,885

Stockholders' equity:
   Common stock, par value $.22 per share:
      Class A authorized 25,000,000 shares; issued 13,262,624 shares .........................       2,918        2,918
      Class B authorized 25,000,000 shares; issued 20,944,424 shares .........................       4,608        4,608
   Additional paid-in capital ................................................................      88,818       87,896
   Retained earnings .........................................................................     374,080      337,506
   Foreign currency translation ..............................................................     (15,371)     (12,966)
                                                                                                 ---------    ---------
                                                                                                   455,053      419,962
   Less treasury stock at cost (Class A common shares:  2,227,924 at 6/30/96 and
      2,299,618 at 9/30/95; Class B common shares:
      4,178,184 at 6/30/96 and at 9/30/95) ...................................................      48,606       49,059
                                                                                                 ---------    ---------
         Total stockholders' equity ..........................................................     406,447      370,903
                                                                                                 ---------    ---------
         Total liabilities and stockholders' equity ..........................................   $ 878,227      815,086
                                                                                                 =========    =========

See notes to consolidated financial statements.

                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                    Nine Months Ended June 30, 1996 and 1995
                          (dollar amounts in thousands)


                                                                                                                     (Unaudited)
                                                                                                                  1996         1995

Cash Flows from Operating Activities:

Net earnings .............................................................................................   $  43,796       37,059
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Depreciation and amortization .......................................................................      23,711       17,828
     Other, net ..........................................................................................       2,849        2,181
     Cash effects of changes in:
       Receivables, net ..................................................................................       2,916      (13,597)
       Inventories .......................................................................................      (3,136)     (22,357)
       Other current assets ..............................................................................      (1,041)      (3,239)
       Accounts payable and accrued expenses .............................................................      (7,030)      23,183
       Income taxes ......................................................................................      (1,236)       2,776
                                                                                                             ---------    ---------
     Net cash provided by operating activities ...........................................................      60,829       43,834
                                                                                                             ---------    ---------

Cash Flows from Investing Activities:

Short-term investments ...................................................................................         400       (1,656)
Capital expenditures .....................................................................................     (30,794)     (17,939)
Payments for purchased businesses, net of acquired companies' cash .......................................    (127,864)     (41,859)
Other, net ...............................................................................................      (4,161)      (5,509)
                                                                                                             ---------    ---------
   Net cash used by investing activities .................................................................    (162,419)     (66,963)
                                                                                                             ---------    ---------

Cash Flows from Financing Activities:

Short-term borrowings ....................................................................................        (791)          40
Proceeds from long-term debt .............................................................................       6,923       43,552
Repayments of long-term debt .............................................................................      (5,126)        (625)
Sale of trade accounts receivable ........................................................................      30,000         --
Cash dividends paid ......................................................................................      (7,221)      (6,372)
Cash proceeds from exercise of stock options .............................................................       1,382          611
Stock purchased for treasury .............................................................................        (685)        --
                                                                                                             ---------    ---------
   Net cash provided by financing activities .................................................................  24,482       37,206
                                                                                                             ---------    ---------

Effect of foreign exchange rate changes on cash ..........................................................        (440)        (913)
                                                                                                             ---------    ---------
Net increase (decrease) in cash and cash equivalents .....................................................     (77,548)      13,164

Cash and cash equivalents at beginning of period .........................................................     142,585       41,833
                                                                                                             ---------    ---------

Cash and cash equivalents at end of period ...............................................................   $  65,037       54,997
                                                                                                             =========    =========

See notes to consolidated financial statements.

                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(1) The consolidated financial statements in this report have not been examined by independent public accountants, except for balance sheet information presented at September 30, 1995. However, in the opinion of the company, the consolidated financial statments reflect all adjustments, which include only normal adjustments, necessary to present fairly the data contained therein. The results of operations for the periods not covered are not necessarily indicative of results for a full year.

(2) Primary earnings per share are based on the weighted average shares outstanding, including common stock equivalents, of 28,302,000 and 27,915,000 for the three months ended June 30,1996 and 1995, respectively, and 28,186,000 and 27,839,000 for the nine months ended June 30, 1996 and 1995, respectively.

      Fully diluted earnings per share are determined by dividing net earnings before interest expense on the convertible subordinated debentures (net of tax benefit) by the weighted average shares outstanding after giving effect to common shares to be issued assuming conversion of the convertible subordinated debentures to Class A common stock. Fully-diluted weighted average shares outstanding were 31,511,000 and 27,915,000 for the three months ended June 30, 1996 and 1995, respectively, and 31,492,000 and 27,870,000 for the nine months ended June 30, 1996 and 1995, respectively.

(3)   Inventories consist of the following:

                                                          (in thousands)
                                                       June 30,   September 30,
                                                        1996           1995
                 Finished goods                       $245,756         211,224
                 Work-in-process                         5,465           4,897
                 Raw materials                          31,659          32,408
                                                    ----------       ---------

                                                      $282,880         248,529
                                                    ==========       =========

 (4) In prior years, the Consumer Products Division of Alberto-Culver USA recorded certain promotional allowances that were shown as a deduction from the list price reported on customer invoices as promotion expenses. Effective October 1, 1995, the company changed its method of reporting to a net sales basis thereby reducing sales and promotion expense by $3,234,000 and $9,368,000 for the three and nine month periods ended June 30, 1996, respectively. This change had no effect on net income and prior periods have not been restated due to immateriality. The change is in conformity with industry practice and also provides management with financial information that is consistent across other divisions of Alberto-Culver USA and Alberto-Culver International.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     QUARTER AND NINE MONTHS ENDED JUNE 30, 1996 VS. QUARTER AND NINE MONTHS ENDED JUNE 30, 1995

The company achieved record net sales of $415.6 million in the third quarter of fiscal year 1996, up $57.9 million or 16.2% over the comparable quarter of fiscal year 1995. For the nine month period ending June 30, 1996, net sales reached a new high of $1.16 billion, representing a 16.7% increase compared to last year's nine month period.

Net earnings for the three months ended June 30, 1996 were also a record for the third quarter at $16.5 million or 20.7% higher than the same period of the prior year. Primary earnings per share of 58 cents were 9 cents or 18.4% higher than the same period last year. Fully-diluted earnings per share were 55 cents, up 6 cents or 12.2% from the prior year. For the nine months ended June 30, 1996, record net earnings of $43.8 million represented an increase of 16.5% from the same period of the prior year. Primary earnings per share for the nine month period were $1.55, 16.5% higher than the same period last year. Fully-diluted earnings per share were $1.48 for nine months, an 11.3% increase from fiscal 1995.

The following table presents net sales information by business segment for the third quarter and first nine months of fiscal years 1996 and 1995 (dollars in millions):

THIRD QUARTER

                                            Fiscal Year      Dollar   Percent
Net sales: .........................       1996      1995    Change   Change

Consumer products:
    Alberto-Culver USA .............       $100.5      74.2     26.3    35.4%
    Alberto-Culver International ...        119.0     107.4     11.6    10.8
                                           ------    ------    -----    ----
    Total consumer products ........        219.5     181.6     37.9    20.9
Specialty distribution - Sally .....        199.0     178.2     20.8    11.7
Eliminations .......................         (2.9)     (2.1)    (0.8)  (38.1)
                                           ------     ------    -----    ----
                                           $415.6     357.7     57.9    16.2
                                           ======    ======    =====    ====


NINE MONTHS

                                       Fiscal Year             Dollar   Percent
Net sales: .........................         1996      1995    Change   Change

Consumer products:
    Alberto-Culver USA .............       $263.1     224.4     38.7    17.2%
    Alberto-Culver International ...        332.3     259.5     72.8    28.1
                                         --------    ------    -----    ----
    Total consumer products ........        595.4     483.9    111.5    23.0
Specialty distribution - Sally .....        572.1     516.4     55.7    10.8
Eliminations .......................         (8.2)     (6.9)    (1.3)  (18.8)
                                         --------    ------    -----    ----
                                         $1,159.3     993.4    165.9    16.7
                                         ========    ======    =====    ====


Compared to the same periods of the prior year, sales of Alberto-Culver USA consumer products increased 35.4% and 17.2% for the current quarter and first nine months of fiscal 1996, respectively. The increases primarily resulted from the acquisition of St. Ives Laboratories, Inc. in February, 1996 which added $30.6 million of sales to the third quarter and $51.1 million of sales to the first nine months. These increases were partially offset by lower sales due to the change in classification of certain off-invoice promotional allowances, as discussed in Note 4 to the consolidated financial statements, amounting to $3.2 million for the third quarter and $9.4 million for the first nine months.

Sales of Alberto-Culver International consumer products increased 10.8% in the third quarter and 28.1% in the first nine months compared to last year. The fiscal 1996 increases primarily resulted from the acquisitions of the Toiletries Division of Sweden-based Molnlycke AB in April, 1995 and St. Ives in February, 1996.

The "Specialty distribution-Sally" business segment experienced sales increases of $20.8 million or 11.7% for the third quarter and $55.7 million or 10.8% for the first nine months. The gains were attributable to Sally Beauty Company's sales growth for established stores and the addition of 147 new stores since June 30, 1995. Sally Beauty Company operates 1,597 beauty supply stores offering a full range of salon care products.

Cost of products sold as a percent of net sales for the third quarter decreased slightly to 50.2% from 50.5% last year. For the nine month period, cost of goods sold as a percentage of sales increased to 50.7% for the nine month period from 50.1% in the same period of the prior year. Changes in product mix, the addition of St. Ives' custom label business and higher raw material costs, along with the reclassification of off-invoice promotional allowances as discussed in Note 4 to the consolidated financial statements, contributed to the increase in the cost of products sold percentage for the nine month period.

Compared to the prior year, advertising, promotion, selling and administrative expenses rose 16.0% or $24.5 million for the current quarter and 14.5% or $62.5 million for the nine months ended June 30, 1996. The increases resulted from the acquisitions of Molnlycke Toiletries in April, 1995 and St. Ives in February, 1996 along with higher selling and administrative costs associated with the increase in the number of Sally Beauty Company stores, partially offset by lower advertising and promotional expenditures for Alberto-Culver USA.

Advertising, promotion and market research expenditures totaled $57.3 million and $152.6 million for the third quarter and first nine months of 1996, respectively, versus $52.4 million and $140.3 million for the comparable periods of the prior year. Excluding St. Ives, advertising, promotion and market research expenditures in the current year decreased 1.1% for the third quarter. Excluding Molnlycke Toiletries and St. Ives, advertising, promotion and market research expenditures decreased 6.2% for the first nine months of fiscal year 1996. These decreases were primarily due to the reclassification of off-invoice promotional allowances as discussed in Note 4 to the consolidated financial statements.

Interest expense increased $823,000 or 26.7% for the third quarter and $4.6 million or 42.2% for the first nine months versus the comparable periods of last year. The increases were primarily attributable to the $100 million of 5.5% convertible subordinated debentures issued in July, 1995 and borrowings in Sweden related to the Molnlycke Toiletries acquisition in April, 1995. The increases were partially offset by the elimination of interest expense on $30 million of term loans retired in July, 1995. The increase in interest income of $1.2 million for the nine months of 1996 resulted primarily from investing the net proceeds of the convertible subordinated debentures.

The provision for income taxes as a percentage of earnings before income taxes was 37.25% and 37.5% for the third quarter and first nine months of fiscal years 1996 and 1995, respectively.

FINANCIAL CONDITION

JUNE 30, 1996 VS. SEPTEMBER 30, 1995

Working capital of $220.0 million decreased $81.7 million from the September 30, 1995 balance of $301.7 million. The ratio of current assets to current liabilities was 1.82 to 1.00 at June 30, 1996 compared to 2.28 to 1.00 at September 30, 1995. Both working capital and the current ratio decreased primarily as a result of the cash paid for the acquisition of St. Ives exceeding the net working capital acquired.

Total borrowings increased $5.4 million during the first nine months of fiscal year 1996. In January, 1996, the company entered into an agreement to sell, without recourse, up to $30 million of a designated pool of trade receivables on an ongoing basis. The agreement expires in one year and is renewable annually upon mutual agreement of both parties. Costs related to this agreement are included in administration expenses. At June 30, 1996, the company had unused lines of credit with various banks of approximately $109 million.

Cash dividends paid on Class A and Class B common stock totaled $7.2 million or 26 cents per share for the first nine months of fiscal 1996 versus $6.4 million or 23 cents per share for the same period of the prior year.

                                                          PART II


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:


        27      Financial Data Schedule


(b)     Reports on Form 8-K:

        None.

                                                         SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                             ALBERTO-CULVER COMPANY
                                  (Registrant)



                            By:/s/William J. Cernugel
                            ----------------------------
                            William J. Cernugel
                            Senior Vice President, Finance & Controller
                            (Principal Financial Officer)









August 12, 1996