Form 10-Q/A
period 1996-06-30
ALBERTO CULVER CO
filed 1996-09-10
CIK 3327

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A


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


                                                        - 2 -

                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                       Consolidated Statements of Earnings
                    Nine Months Ended June 30, 1996 and 1995
             (dollar amounts in thousands, except per share figures)



                                                                                                                 (Unaudited)
                                                                                                              1996         1995

Net sales ...........................................................................................   $1,159,338      993,360

Costs and expenses:
        Cost of products sold .......................................................................      587,328      497,735
        Advertising, promotion, selling and administrative ..........................................      494,192      431,733
        Interest expense, net of interest income of $2,901
           in 1996 and $1,717 in 1995 ...............................................................        8,024        4,597
                                                                                                        ----------   ----------

        Total costs and expenses ....................................................................    1,089,544      934,065
                                                                                                        ----------   ----------

Earnings before provision for income taxes ..........................................................       69,794       59,295

Provision for income taxes ..........................................................................       25,998       22,236
                                                                                                        ----------   ----------

Net earnings ........................................................................................   $   43,796       37,059
                                                                                                        ==========   ==========

Net earnings per share of common stock:

        Primary .....................................................................................   $     1.55         1.33
                                                                                                        ==========   ==========

        Fully-diluted ...............................................................................   $     1.48         1.33
                                                                                                        ==========   ==========

Cash dividends paid per share .......................................................................   $      .26          .23
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









September 10, 1996