Form 10-K
period 1996-09-30
ALBERTO CULVER CO
filed 1996-12-19
CIK 3327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED:

                              SEPTEMBER 30, 1996

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of common stock held by non-affiliates (assuming for this purpose only that all directors and executive officers are affiliates) on November 25, 1996 was $400.6 million for Class A Common Stock and $365.0 million for Class B Common Stock.

At November 25, 1996, there were 11,074,894 shares of Class A Common Stock outstanding and 16,766,240 shares of Class B Common Stock outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II........   Portions of annual report to stockholders for the year
                         ended September 30, 1996

Part III..............   Portions of proxy statement and notice of annual
                         meeting of stockholders on January 23, 1997

                                  PART I

ITEM  1. BUSINESS

BUSINESS SEGMENTS AND GEOGRAPHIC AREA INFORMATION

Alberto-Culver Company and its consolidated subsidiaries (herein referred to collectively as the "company", unless indicated otherwise) have two principal business segments. One segment, "Consumer Products" principally includes developing, manufacturing, distributing and marketing branded consumer products worldwide and includes the company's Alberto-Culver USA and Alberto-Culver International business units. This segment also includes products intended for end use by institutions and industries and the manufacturing of custom label products for other companies. The second segment, "Specialty Distribution -Sally", consists of Sally Beauty Company, a specialty distributor of professional beauty supplies with 1,656 stores as of September 30, 1996 in the United States, Puerto Rico, the United Kingdom, Japan and Germany.

In February 1996,  the company  acquired St. Ives  Laboratories,  Inc. (St.
Ives) for approximately $110 million. St. Ives develops, manufactures and markets personal care products under its SWISS FORMULA brand and manufactures custom label products for sale by other companies.

Financial information about business segments and geographic area information is incorporated herein by reference to the Business Segments and Geographic Area Information note of "Notes to Consolidated Financial Statements" in the registrant's annual report to stockholders for the year ended September 30, 1996.

PRODUCTS

The classes of products in the "Consumer Products" business segment include health and beauty care products and food and household products. Health and beauty care products accounted for approximately 43%, 39% and 39% of the company's consolidated net sales for the years ended September 30, 1996, 1995 and 1994, respectively. Food and household products accounted for approximately 8%, 10% and 9% of the company's consolidated net sales for the years ended September 30, 1996, 1995 and 1994, respectively.

The company's major health and beauty care products in the United States include the ALBERTO VO5, TRESemme and CONSORT lines of hair care products, the St. Ives SWISS FORMULA line of hair and skin care products, FDS feminine deodorant sprays and the TCB line of hair care products for the ethnic market.

Food and household products sold in the United States include MRS. DASH salt-free seasonings, MOLLY McBUTTER dairy sprinkles, SUGARTWIN sugar substitute and STATIC GUARD anti-static spray. The company sold its Milani, Diafoods, Thick-It and Smithers institutional food lines in July, 1996.

The company's consumer products are sold in more than 100 countries. Through its Cederroth subsidiary, the company manufactures and markets health and beauty care products throughout Scandanavia and Europe. Major products include SALVEKVICK adhesive bandages, ALBERTO VO5 hair care products, SAMARIN antacids, SELTIN salt substitute, LACTACYD liquid soap, TOPZ cotton buds, BLIW liquid soaps, DATE anti-perspirants and cologne for women, FAMILY FRESH shampoo and shower products, SUKETTER artificial sweetener, HEMANENT home permanents, HTH and L300 skin care products and GRUMME TVATTSAPA detergents.

In the United Kingdom, the company markets, among other products, the ALBERTO VO5 line of hair care products, the St. Ives SWISS FORMULA line of hair and skin care products, ALBERTO BALSAM shampoo and conditioner and the TRESemme line of hair care products. INDOLA professional color bleaches, shampoos, conditioners and styling products are sold throughout Europe and other international markets. Other major international markets include Australia, Canada, China, Hong Kong, Italy, Mexico, New Zealand and Puerto Rico.

The "Specialty Distribution - Sally" business segment represents the operations of Sally Beauty Company, Inc. which operates a network of cash-and-carry professional beauty supply stores and also sells professional beauty products to hairdressers, beauticians and cosmetologists through its own full-service distributors. Sally stores provide salon owners, hairdressers and consumers with an extensive selection of hair care and skin care products, cosmetics, styling appliances and other beauty items. Sales of the "Specialty Distribution - Sally" business segment accounted for approximately 49%, 51% and 52% of the company's consolidated net sales for the years ended September 30, 1996, 1995 and 1994, respectively.

Many of the company's consumer products are developed in the company's laboratories. New products introduced by the company are assigned product managers who guide the products from development to the consumer. The product managers are responsible for the overall marketing plans for the products and coordinate advertising, promotion and market research activities.

MARKETING

The company allocates a large portion of its revenues to advertising, promotion and market research. Net earnings for all periods are materially affected by advertising, promotion and market research expenditures. These expenditures are charged to income in the period in which they are incurred. Advertising, promotion and market research expenditures were $208.4 million in 1996, $188.0 million in 1995 and $178.5 million in 1994.

Advertising, promotion, and market research expenditures relating to a new product will ordinarily constitute a higher percentage of sales than in the case of a well-established product. There can be no assurance that such expenditures will result in consumer acceptance and profitability for a product.

The company regards television as the best medium for its advertising and uses it to conduct extensive network, spot and cable television advertising campaigns. The company also advertises through other media such as newspapers, magazines and radio as well as through Sally Beauty Company's direct mailings to professional customers.

Extensive advertising and promotion are required to build and protect a product's market position. The company believes there is significant consumer awareness of its major brands and that such awareness is an important factor in the company's operating results.

COMPETITION

The markets for the company's branded consumer products are highly competitive and sensitive to changes in consumer preferences and demands. The company's competitors range in size from large, highly diversified companies (some of which have substantially greater financial resources than the company) to small, specialized producers. The company competes on the basis of product quality and price and believes that brand loyalty and consumer acceptance are important factors. The company's markets are characterized by frequent introductions of competitive products and by the entry of other manufacturers as new competitors, both typically accompanied by extensive advertising and promotional campaigns. Such campaigns are often very costly and can significantly affect the sales and earnings of the company and its competitors.

Sally Beauty Company experiences competition from local and regional professional beauty supply stores, full-service dealers calling directly on salons and a wide range of retail outlets carrying a limited selection of professional beauty products.

DISTRIBUTION IN THE UNITED STATES

Retail health and beauty care products and food and household products are sold in the United States primarily through the company's sales force of approximately 68 employees and 122 food brokers calling upon wholesale drug establishments and retail outlets such as supermarkets, drug stores, mass merchandisers and variety stores.

Hair care products for the professional trade in the United States are sold by company sales representatives and brokers to beauty supply outlets and to beauty distributors who in turn sell to beauty salons, barber shops and beauty schools.

Sally Beauty Company sells its professional beauty supplies through full-service distributors and its 1,656 stores located in 46 states, Puerto Rico, the United Kingdom, Japan and Germany. Sally's stores are self-service, cash-and-carry and are primarily located in shopping centers. Sally operates the world's largest chain of professional beauty supply stores and as such is a major customer of some of the company's competitors in the personal care products industry. Sally sells the company's professional hair care products, but these products represent only a small portion of Sally's selection of salon brands.

FOREIGN OPERATIONS

Products  of the  company  are sold in more  than 100  countries  or  geographic
regions,   primarily   through   direct  sales  by   subsidiaries,   independent
distributors and licensees.

The company's foreign operations are subject to risks inherent in transactions involving foreign currencies and fluctuating exchange rates.

EMPLOYEES

In its domestic and foreign operations, the company had approximately 10,700 full-time equivalent employees as of September 30, 1996, consisting of 6,200 hourly personnel and 4,500 salaried employees. At September 30, 1995, the company had approximately 9,900 full-time equivalent employees. The increase in employees in fiscal year 1996 is principally due to the growth in the number of Sally Beauty Company stores and the acquisition of St. Ives Laboratories, Inc.

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

The company's properties, plants and equipment are maintained in good condition and are suitable and adequate to support the business. The company's principal properties and their general characteristics are described in the following table

                                                                        Business
Location                      Type of Facility                           Segment

Company-Owned Properties:

Melrose Park, Illinois
  (2525 Armitage Avenue)         Executive Offices, Manufacturing, Warehouse (1)
  (2150 N. 15th Avenue)          Manufacturing, Warehouse                    (1)
  (2100 N. 15th Avenue)          Warehouse                                   (1)
  (1930 George Street)           Office, Warehouse                           (1)
Atlanta, Georgia                 Warehouse                                   (1)
Columbus, Ohio                   Warehouse                                   (2)
Denton, Texas                    Office, Warehouse                           (2)
Falun, Sweden                    Office, Manufacturing, Warehouse            (1)
Jacksonville, Florida            Warehouse                                   (2)
Madrid, Spain                    Office, Manufacturing, Warehouse            (1)
Naguabo, Puerto Rico             Manufacturing, Warehouse                    (1)
Naucalpan de Juarez, Mexico      Office, Manufacturing, Warehouse            (1)
North Rocks, New South Wales,
  Australia                      Office, Manufacturing, Warehouse            (1)
Reno, Nevada                     Warehouse                                   (2)
Swansea, Wales, England          Office, Manufacturing, Warehouse            (1)
Tilburg, Holland                 Office, Manufacturing, Warehouse            (1)
Toronto, Ontario, Canada         Office, Manufacturing, Warehouse            (1)

Leased Properties:

Albertslund, Denmark             Office, Warehouse                           (1)
Auckland, New Zealand            Office                                      (1)
Basingstoke, Hampshire, England  Office                                      (1)
Chatsworth, California           Office, Manufacturing, Warehouse            (1)
Espoo, Finland                   Office, Warehouse                           (1)
Macedonia, Ohio                  Warehouse                                   (2)
Morrow, Georgia                  Warehouse                                   (2)
Rakkestad, Norway                Office, Warehouse                           (1)
Sparks, Nevada                   Office, Warehouse                           (1)
Stockholm, Sweden                Office, Manufacturing, Warehouse            (1)
Various (1,656 locations in  46 states,
  Puerto Rico, the United Kingdom, Japan
  and Germany)                   Sally Beauty Company Stores                 (2)

(1)   Consumer Products
(2)   Specialty Distribution - Sally

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended September 30, 1996.

EXECUTIVE OFFICERS

The following table sets forth the names and current positions of the registrant's executive officers, including their five-year business history and ages. Executive officers of the company and its subsidiaries are elected annually.

Name                  Current Position and Five-Year Business History        Age

Leonard H. Lavin (1)  October, 1994 - Chairman; previously Chairman and       77
                      Chief Executive Officer for more than five years

Howard B. Bernick (1) October, 1994 - President and Chief Executive Officer;  44
                      previously President and Chief Operating Officer for more than five years

Bernice E. Lavin (1)  July, 1994 - Vice Chairman, Secretary and Treasurer;    71
                      previously Vice President, Secretary and Treasurer for
                                        more than five years

Carol L. Bernick (1)  October, 1994 - Executive Vice President  and Assistant 44
                      Secretary, Alberto-Culver Company and President, Alberto-Culver USA, Inc., a subsidiary of registrant; September, 1992 to October, 1994-Executive Vice President and Assistant Secretary; October, 1990 to September, 1992
                      - Executive Vice President, Worldwide Marketing and Assistant Secretary

John T. Boone         June, 1994 - Group Vice President, Domestic Consumer    61
                      Products, Alberto-Culver USA, Inc., a subsidiary of registrant; August, 1993 to June, 1994 - Vice President,
                      Operations, Modami Services, Inc.; August, 1991 to
                      August, 1993 - President, JTB Management, Inc.

William J. Cernugel   October, 1993 - Senior Vice President, Finance &        54
                      Controller;  April, 1982 to October, 1993 -Vice President,
                      Finance & Controller

Name                 Current Position and Five-Year Business History        Age


David D. DeTomaso    October, 1993 - Senior Vice President, Professional      53
                     Domestic Division, Alberto-Culver USA, Inc., a subsidiary of registrant; May, 1983 to October, 1993 -
                     Vice President, Professional Domestic Division

Raymond W. Gass      Vice President and General Counsel                       59

John G. Horsman, Jr. January, 1994 -President, Alberto-Culver International,  58
                     Inc., a  subsidiary of registrant;
                     January,   1992  to   January,   1994  -
                     Retired;  1978 to January,  1992 - Group
                     Vice  President,  American Home Products
                     Corporation

Thomas J. Pallone    Vice President, Research and Development                 51

Michael H. Renzulli  President, Sally Beauty Company, Inc., a subsidiary of   56
                     registrant


(1) Leonard H. Lavin and Bernice E. Lavin are husband and wife. Carol L. Bernick is the wife of Howard B. Bernick and the daughter of Mr. and Mrs. Lavin.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information required for this Item is incorporated herein by reference to the section entitled "Market Price of Common Stock and Cash Dividends Per Share" and
note 4 of "Notes to Consolidated Financial Statements" in the registrant's annual report to stockholders for the year ended September 30, 1996.

ITEM 6.  SELECTED FINANCIAL DATA

Information required for this Item is incorporated herein by reference to the section entitled "Selected Financial Data" in the registrant's annual report to stockholders for the year ended September 30, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required for this Item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the registrant's annual report to stockholders for the year ended September 30, 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required for this Item is incorporated herein by reference to the consolidated financial statements and notes and "Independent Auditors' Report" of KPMG Peat Marwick LLP in the registrant's annual report to stockholders for the year ended September 30, 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required for this Item regarding the directors of the company and regarding delinquent filers pursuant to Item 405 of Regulation S-K is
incorporated   herein  by  reference  to  the  sections  entitled  "Election  of
Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", respectively, in the registrant's proxy statement for its annual meeting of stockholders on January 23, 1997. Information concerning Executive Officers of the registrant is included in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

Information required for this Item is incorporated herein by reference to the section entitled "Executive Compensation" in the registrant's proxy statement for its annual meeting of stockholders on January 23, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required for this Item is incorporated herein by reference to the sections entitled "Share Ownership of Directors and Executive Officers" and "Principal Stockholders" in the registrant's proxy statement for its annual meeting of stockholders on January 23, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)     Documents filed as part of this report:

              1.     Financial statements:

                     The consolidated financial statements and notes to be included in Part II, Item 8 are incorporated by reference to the registrant's annual report to stockholders for the year ended September 30, 1996, which is filed as an exhibit to this report.

              2.     Financial statement schedules:

                     Description                                        Schedule

                     Valuation and Qualifying Accounts                       II

                     Schedules I, III, IV, and V are omitted as the information required by these schedules is not applicable.

              3.     Exhibits:

                     Exhibit
                     Number           Description

                     2 (a) Copy of Agreement and Plan of Merger, dated as of October 30, 1995, between Alberto- Culver Company, AC Acquiring Co., and St. Ives Laboratories, Inc. (filed as
                                      Exhibit 2 and incorporated herein by
                                      reference from the company's Schedule 13D filed on November 7, 1995).

                     2 (b) Copy of stockholders stock option agreement, dated as of october 30, 1995, among alberto-culver company, gary h. Worth, john r. Worth, the house of worth trust dated july 9, 1982 as amended, the worth family trust under an agreement dated november 24, 1990 and the worth family partnership, l.P. (Filed as exhibit 1 and incorporated herein by reference from the company's schedule 13d filed on november 7, 1995).

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

              3.     Exhibits: (continued)

                     Exhibit
                     Number           Description

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

                     4 (a)                 Copy of Note Agreement dated
                                           September 28, 1993 among
                                           Alberto-Culver Company and
                                           Institutional Investors (filed as
                                           Exhibit 4(f) and incorporated herein
                                           by reference from the company's Form
                                           10-K Annual Report for the year
                                           ended September 30, 1993).

                     4 (b) Copy of Indenture dated June 30, 1995 by and between Alberto-Culver Company as Issuer and Bankers Trustee Company Limited as Trustee of 5-1/2%
                                           Convertible Subordinated Debentures
                                           due June 30, 2005 (filed as Exhibit
                                           4(C)and incorporated herein by
                                           reference from the company's Form
                                           10-K Annual Report for the year ended
                                           September 30, 1995).

                     10 (a) Copy of Alberto-Culver Company Management Incentive Plan dated October 27, 1994 *(filed as Exhibit 10(a) and incorporated herein by reference from the company's Form 10-Q Quarterly Report for the quarter ended March 31, 1995).

                     10 (b) Copy of Alberto-Culver Company Employee Stock Option Plan of 1988, as amended. *(filed as Exhibit 10(b) and incorporated herein by reference from the company's Form 10-K Annual Report for the year ended September 30, 1995).

                     10 (c) Copy of Alberto-Culver Company 1994 Shareholder Value Incentive Plan
                                           * (filed as Exhibit 10(C)and
                                           incorporated herein by reference from
                                           the company's Form 10-Q Quarterly
                                           Report for the quarter ended March
                                           31, 1995).

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


              3.     Exhibits: (continued)

                     Exhibit
                     Number               Description

                     11                    Computation of net earnings per share

                     13 Portions of annual report to stockholders for the year ended September 30, 1996 incorporated herein by reference.

                     21                    Subsidiaries of the Registrant.

                     23                    Consent of KPMG Peat Marwick LLP

                     27                    Financial Data Schedule


           * This exhibit is a management contract or compensatory plan or arrangement of the registrant.

      (b)     Reports on Form 8-K:  None

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of December, 1996.
                                           ALBERTO-CULVER COMPANY

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

           Signature                                 Title                                        Date
/s/ Leonard H. Lavin                       Chairman of the Board                          December 12, 1996
Leonard H. Lavin                           and Director

/s/ Howard B. Bernick                      President, Chief Executive                     December 12, 1996
Howard B. Bernick                          Officer and Director

/s/ Bernice E. Lavin                       Vice Chairman, Secretary,                      December 12, 1996
Bernice E. Lavin                           Treasurer and Director

/s/ Carol L. Bernick                       Executive Vice President,                      December 12, 1996
Carol L. Bernick                           Assistant Secretary and Director

/s/ William J. Cernugel                    Senior Vice President,                         December 12, 1996
William J. Cernugel                        Finance & Controller (Principal
                                           Financial & Accounting Officer)

/s/ Robert Abboud                          Director                                       December 12, 1996
A. Robert Abboud

/s/ A.G. Atwater                           Director                                       December 12, 1996
A. G. Atwater

                                           Director                                       December 12, 1996
Robert P. Gwinn

/s/ Leander W. Jennings                    Director                                       December 12, 1996
Leander W. Jennings

/s/ Allan B. Muchin                        Director                                       December 12, 1996
Allan B. Muchin

/s/ Robert H. Rock                         Director                                       December 12, 1996
Robert H. Rock

/s/ Dr. Harold M. Visotsky                 Director                                       December 12, 1996
Dr. Harold M. Visotsky

/s/ William W. Wirtz                       Director                                       December 12, 1996
William W. Wirtz

                                        - 13 -

                                              Independent Auditors' Report



        The Board of Directors and Stockholders
        Alberto-Culver Company:

        Under date of October 23, 1996, we reported on the consolidated balance sheets of Alberto-Culver Company and subsidiaries as of September 30, 1996 and 1995 and the related consolidated statements of earnings, retained earnings, and cash flows for each of the years in the three-year period ended September 30, 1996, as contained in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Item 14(a)2 of the annual report on Form 10-K. This financial statement schedule is the responsibility of the company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                      /s/ KPMG PEAT MARWICK LLP

                                                          KPMG PEAT MARWICK LLP


        Chicago, Illinois
        October 23, 1996

                                                                     Schedule II



                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                        Valuation and Qualifying Accounts
                                   (Thousands)


                                                       Year Ended September 30,

                                       1996              1995               1994
Allowance for doubtful accounts:

   Balance at beginning of period     $5,663              5,497           5,493

   Additions (deductions):

      Charged to costs and expenses    6,309              3,277           3,412

      Uncollectible accounts
        written off, net of
        recoveries                    (4,326)            (3,187)         (3,588)

      Allowance for doubtful accounts
        of acquired company              580                --               83

   Other                                 (18)                76              97

   Balance at end of period           $8,208              5,663           5,497