Form 10-Q
period 1996-12-31
ALBERTO CULVER CO
filed 1997-02-13
CIK 3327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

                             December 31, 1996

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


                             2525 Armitage Avenu
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



At December 31, 1996, there were 22,351,814 shares of Class A common stock outstanding and 33,532,480 shares of Class B common stock outstanding after giving effect to the 100% stock dividend in February, 1997.

                                 PART  I


ITEM 1.  FINANCIAL STATEMENTS


ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings
Three Months Ended December 31, 1996 and 1995
(dollar amounts in thousands, except per share figures)



                                                                                          (Unaudited)
                                                                                   1996                 1995
Net sales                                                                      $ 426,105              347,638

Costs and expenses:
     Cost of products sold                                                       215,388              178,343

     Advertising, promotion, selling and administrative                          181,587              146,675

     Interest expense, net of interest income of $787
         in 1997 and $1,629 in 1996                                                2,392                2,102
                                                                              ----------            ---------

     Total costs and expenses                                                    399,367              327,120
                                                                              ----------            ---------

Earnings before non-recurring gain and provision for income taxes                 26,738               20,518

     Non-recurring gain (Note 5)                                                  15,634                   --
                                                                              ----------            ---------

Earnings before provision for income taxes (Note 5)                               42,372               20,518

Provision for income taxes (Note 5)                                               15,784                7,643
                                                                              ----------            ---------

Net earnings (Note 5)                                                         $   26,588               12,875
                                                                              ==========               ======

Net earnings per share (Notes 2, 3 and 5)

     Primary                                                                  $      .47                   .23
                                                                              ==========             =========

     Fully-diluted                                                            $      .44                   .22
                                                                              ==========             =========

Cash dividends paid per share (Note 2)                                        $    . 045                   .04
                                                                              ==========             =========


See notes to consolidated financial statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 1996 and September 30, 1996
(dollar amounts in thousands)


                                                                            (Unaudited)
                                                                            December 31,             September 30,
ASSETS                                                                          1996                      1996
------                                                                   ---------------             -----------

Current assets:
   Cash and cash equivalents                                                $ 106,938                      66,211
   Short-term investments                                                       6,400                       5,346
   Receivables, less allowance for doubtful
      accounts ($8,612 at 12/31/96 and $8,208 at 9/30/96)                     119,294                     125,718
   Inventories (Note 4)                                                       300,451                     288,525
   Other current assets                                                        30,086                      26,918
                                                                           ----------                   ---------
      Total current assets                                                    563,169                     512,718
                                                                           ----------                   ---------
Property, plant and equipment at cost, less accumulated
   depreciation ($141,214 at 12/31/96 and $143,946 at 9/30/96)                167,550                     175,920
Goodwill, net                                                                 110,434                     107,603
Trade names and other intangible assets, net                                   75,060                      76,877
Other assets                                                                   39,161                      36,148
                                                                           ----------                  ----------
   Total assets                                                             $ 955,374                     909,266
                                                                           ==========                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt and short-term borrowings           $   5,364                       3,650
   Accounts payable                                                           150,335                     154,634
   Accrued expenses                                                           119,685                     115,139
   Income taxes                                                                22,441                      13,172
                                                                           ----------                  ----------
      Total current liabilities                                               297,825                     286,595
                                                                           -----------                 ----------

Long-term debt                                                                 60,925                      61,548
Convertible subordinated debentures                                           100,000                     100,000
Deferred income taxes                                                          23,691                      16,582
Other liabilities                                                              19,005                      19,445

Stockholders' equity (Note 2): Common stock, par value $.22 per share:
      Class A authorized 75,000,000 shares; issued 24,311,224 shares            2,918                       2,918
      Class B authorized 75,000,000 shares; issued 37,710,664 shares            4,608                       4,608
   Additional paid-in capital                                                  91,359                      88,955
   Retained earnings                                                          414,611                     390,526
   Foreign currency translation                                               (11,986)                    (13,428)
                                                                           -----------                 -----------
                                                                              501,510                     473,579
   Less treasury stock at cost (Class A common shares: 2,086,717 at 12/31/96 and 2,214,024 at 9/30/96; Class B common shares:
      4,178,184 at 12/31/96 and at 9/30/96)                                   (47,582)                    (48,483)
                                                                           -----------               -------------
         Total stockholders' equity                                           453,928                     425,096
                                                                           -----------                 ----------
         Total liabilities and stockholders' equity                         $ 955,374                     909,266
                                                                            ==========                 ==========

See notes to consolidated financial statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Three months Ended December 31, 1996 and 1995
(dollar amounts in thousands)



                                                                                    (Unaudited)
                                                                               1996              1995

Cash Flows from Operating Activities:
Net earnings                                                                 $ 26,588           12,875
Adjustments  to  reconcile  net  earnings  to net  cash  provided  by operating activities:
     Depreciation and amortization                                              8,942            7,057
     Non-recurring gain                                                       (15,634)              --
     Other, net                                                                (2,706)            (250)
     Cash effects of changes in:
       Receivables, net                                                         6,268            5,553
       Inventories                                                             (8,888)         (16,225)
       Other current assets                                                    (1,911)            (290)
       Accounts payable and accrued expenses                                   (1,582)          (1,010)
       Income taxes                                                            14,886            5,039
                                                                                ------         --------
     Net cash provided by operating activities                                 25,963           12,749
                                                                              --------         --------

Cash Flows from Investing Activities:

Short-term investments                                                         (1,054)          (1,600)
Capital expenditures                                                           (9,009)         (12,390)
Payments for purchased businesses, net of acquired companies' cash             (6,215)         (10,576)
Proceeds from insurance settlement                                             28,000               --
Other, net                                                                        866             (589)
                                                                           ------------        --------
   Net cash used by investing activities                                       12,588          (25,155)
                                                                             ----------        --------

Cash Flows from Financing Activities:

Short-term borrowings                                                           1,831            1,799
Proceeds from long-term debt                                                      927               --
Repayments of long-term debt                                                     (302)            (303)
Cash dividends paid                                                            (2,504)          (2,218)
Cash proceeds from exercise of stock options                                    2,850              860
Stock purchased for treasury                                                     (994)            (578)
                                                                              ---------        --------
   Net cash used by financing activities                                        1,808             (440)
                                                                           ------------        --------

Effect of foreign exchange rate changes on cash                                   368                9
                                                                         --------------        -------
Net increase (decrease) in cash and cash equivalents                           40,727          (12,837)

Cash and cash equivalents at beginning of period                               66,211          142,585
                                                                            -----------        -------

Cash and cash equivalents at end of period                                  $ 106,938          129,748
                                                                             ==========        =======

See notes to consolidated financial statements.

                   ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

(l) The consolidated financial statements contained in this report have not been examined by independent public accountants, except for balance sheet information presented at September 30, 1996. However, in the opinion of the company, the consolidated financial statements reflect all adjustments, which include only normal adjustments, necessary to present fairly the data contained therein. The results of operations for the periods covered are not necessarily indicative of results for a full year.

(2) On January 23, 1997, the company announced a 100% stock dividend on the company's Class A and Class B outstanding shares. The new shares will be distributed February 20, 1997 to shareholders of record at the close of business on February 3, 1997. The stock dividend is being distributed only on outstanding shares and not on shares held in the treasury. All share and per share information in this report, except for treasury shares, has been restated to reflect the 100% stock dividend.

    The company also announced on January 23, 1997 an increase in the cash dividend on Class A and Class B common stock, raising the quarterly dividend 11.1% to 5 cents per share or 20 cents annually after reflecting the 100% stock dividend. The cash dividend is payable February 20, 1997 to stockholders of record on February 3, 1997.

(3) Primary earnings per share are based on the weighted average shares outstanding, including common stock equivalents, of 56,834,000 and 55,996,000 for the three months ended December 31, 1996 and 1995, respectively, after giving effect to the 100% stock dividend described in
    Note 2.

    Fully diluted earnings per share are determined by dividing net earnings before interest expense on the convertible subordinated debentures (net of tax benefit) by the weighted average shares outstanding, including common stock equivalents, after giving effect to common shares to be issued assuming conversion of the convertible subordinated debentures to Class A common stock. Fully-diluted weighted average shares outstanding were 63,042,000 and 62,382,000 for the three months ended December 31, 1996 and 1995, respectively, after giving effect to the 100% stock dividend described in Note 2.

(4) Inventories consist of the following:

                                                          (in thousands)
                                                    December 31, September 30,
                                                       1996           1996
                                               ------------------------------
              Finished goods                          $261,434      251,617
              Work-in-process                            5,734        5,622
              Raw materials                             33,283       31,286
                                               -------------------------------

                                                      $300,451      288,525

(5) In the first quarter of fiscal year 1997, the company received a $28.0 million insurance settlement from the loss of its corporate airplane. The effect on the company's earnings was a non-recurring pre-tax gain of $15.6 million and an increase in net earnings of $9.8 million. Accordingly, earnings per share increased $0.17 on a primary basis and $0.16 on a fully-diluted basis.

    The following table provides pro-forma information for the first quarter excluding the non-recurring gain (in thousands, except per share data):

                                                      1996              1995
                                                      ----              ----

               Pre-tax earnings                   $ 26,738            20,518
                                                  ========            ======
               Net earnings                       $ 16,777            12,875
                                                  ========            ======

               Net earnings per share:
                  Primary                           $ 0.30              0.23
                                                    ======              ====
                  Fully-diluted                     $ 0.28              0.22
                                                    ======              ====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

FIRST QUARTER ENDED DECEMBER 31, 1996 V.S. FIRST QUARTER ENDED DECEMBER 31, 1995

The company achieved record first quarter net sales of $426.1 million in fiscal year 1997, up $78.5 million or 22.6% over the comparable period of fiscal year 1996. Net earnings for the three months ended December 31, 1996, which included a non-recurring gain, were also a record for the first quarter at $26.6 million or 106.5% higher than the same period of the prior year. Earnings per share were 47 cents on a primary basis and 44 cents on a fully-diluted basis.

As described in Note 5, during the first quarter of fiscal year 1997, the company received a $28.0 million insurance settlement from the loss of its corporate airplane. As a result, the company recognized a non-recurring, pre-tax gain of $15.6 million and an increase to net earnings of $9.8 million. Accordingly, earnings per share increased 17 cents on a primary basis and 16 cents on a fully-diluted basis.

On a pro-forma basis, net earnings excluding the non-recurring gain were a record for the first quarter at $16.8 million or 30.3% higher than the same period of the prior year. Pro-forma earnings per share on a primary basis were 30 cents, a 7 cent or 28.4% increase over last year. Pro-forma fully-diluted earnings per share increased 6 cents or 27.3% to 28 cents.

The following table presents net sales information by business segment for the first quarter of fiscal years 1997 and 1996:

FIRST QUARTER
(dollars in millions)
                                                                  Fiscal Year          Dollar         Percent
Net sales:                                  1997       1996        Change         Change
----------                                 ------     ------       ------         ------
Consumer products:
    Alberto-Culver USA                     $107.6       66.4          41.2          62.0 %
    Alberto-Culver International            112.9      101.8          11.1          10.9
                                          -------    -------       -------         ------
    Total consumer products                 220.5      168.2          52.3          31.1
Specialty distribution - Sally              208.7      181.4          27.3          15.0
Eliminations                                 (3.1)      (2.0)         (1.1)         55.0
                                            ------    -------      --------        ------
                                           $426.1      347.6          78.5          22.6 %
                                           =======    =======      =========      =======


Compared to the same period of the prior year, sales of Alberto-Culver USA consumer products increased $41.2 million or 62.0% for the first quarter of 1997. Sales in the current quarter were higher primarily due to the acquisition of St. Ives Laboratories, Inc. ("St. Ives") in February, 1996, which added $33.4 million of sales in the current year, and strong increases in several hair care product lines including TRESemme, TCB and Alberto VO5.

Sales of Alberto-Culver International consumer products were $112.9 million for the current quarter, an increase of 10.9% compared to last year. The fiscal 1997 increase primarily resulted from the acquisition of St. Ives in February, 1996.
                        .
The "Specialty distribution-Sally" business segment experienced a sales increase of $27.3 million or 15.0%, reaching $208.7 million for the quarter ended December 31, 1996. The gain was attributable to Sally Beauty Company's sales growth for established stores and the addition of 161 new stores since December 31, 1995. At December 31, 1996, Sally Beauty Company had 1,697 beauty supply stores offering a full range of salon care products.

Cost of products sold as a percent of net sales for the three month period ended December 31, 1996 was 50.5% as compared to 51.3% for the first quarter of the prior year. The decrease was primarily due to changes in product mix and cost efficiencies.

Advertising, promotion, selling and administrative expenses for the December 31, 1996 quarter rose 23.8% or $34.9 million versus the comparable period of the prior year. The increase resulted from additional advertising, promotion and market research expenditures and administrative expenses related to St. Ives, which was acquired in February, 1996, along with higher selling and administrative costs associated with the increase in the number of Sally Beauty Company stores.

Advertising, promotion and market research expenditures totaled $56.0 million for the current period versus $43.1 million for the comparable period of the prior year. The increase was primarily due to advertising and promotion expenses related to St. Ives.

Interest expense was $3.2 million for the first quarter of fiscal year 1997 versus $3.7 million for the comparable prior period. The lower interest expense was primarily due to the prepayment of $20.0 million of 9.73% notes in August, 1996. Interest income of $787,000 for the quarter ended December 31, 1996 was $842,000 less than last year mainly due to lower investment balances.

The provision for income taxes as a percentage of earnings before income taxes was 37.25% for the first quarter of fiscal years 1997 and 1996.


FINANCIAL CONDITION

DECEMBER 31, 1996 V.S. SEPTEMBER 30, 1996


The ratio of current assets to current liabilities was 1.89 to 1.00 at the end of the first quarter of fiscal year 1997 compared to 1.79 to 1.00 at September 30, 1996. Working capital of $265.3 million was $39.2 million higher than the September 30, 1996 balance of $226.1 million primarily due to the receipt of the $28.0 million insurance settlement described in Note 5.

Total borrowings increased $1.1 million during the first three months of fiscal year 1997. At December 31, 1996, the company had unused lines of credit with various banks of approximately $109 million.

                                PART II





ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        10(a) Copy of Alberto-Culver Company Management Incentive Plan dated October 27, 1994 as amended.*

        10(b) Copy of Alberto-Culver Company Employee Stock Option Plan of 1988, as amended.*

        10(c) Copy of Alberto-Culver Company 1994 Shareholder Value Incentive Plan, as amended.*

        10(d) Copy of Alberto-Culver Company 1994 Restricted Stock Plan, as amended.*

        10(e) Copy of Alberto-Culver Company 1994 Stock Option Plan for Non-Employee Directors, as amended.*

        10(f) Form of Severance Agreement between Alberto-Culver Company and certain executive officers.*

        27      Financial Data Schedule


        * This exhibit is a management contract or compensatory plan or arrangement of the registrant.

(b)     Reports on Form 8-K:

        No report on Form 8-K was filed by the registrant during the quarter ended December 31, 1996.

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
















February 12, 1997