Form 10-Q
period 1997-03-31
ALBERTO CULVER CO
filed 1997-05-09
CIK 3327

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

                                  March 31, 1997

                                       -OR-

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


Commission File No. 1-5050


                              ALBERTO-CULVER COMPANY
                              ----------------------
              (Exact name of registrant as specified in its charter)



                          Delaware                         36-2257936
                          --------                         ----------
              (State or other jurisdiction of          (I.R.S. Employer
              incorporation or organizatio              Identification No.)


                               2525 Armitage Avenue
                              Melrose Park, Illinois      60160
                              ----------------------      -----
                (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code:   (708) 450-3000




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  YES  X    NO



At March 31, 1997, there were 22,509,267 shares of Class A common stock outstanding and 33,532,480 shares of Class B common stock outstanding.

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS



                       ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                         Consolidated Statements of Earnings
                     Three Months Ended March 31, 1997 and 1996
               (dollar amounts in thousands, except per share figures)




                                                           (Unaudited)
                                                        1997           1996
                                                        ----           ----

Net sales                                           $439,577        396,146

Costs and expenses:
 Cost of products sold                               218,057        200,459
 Advertising, promotion, selling and administrative  191,118        170,123
 Interest expense, net of interest income of $857
      in 1997 and $786 in 1996                         2,067          2,506

   Total costs and expenses                          411,242        373,088
                                                     -------        -------

Earnings before provision for income taxes            28,335         23,058

Provision for income taxes                            10,554          8,589
                                                      ------          -----

Net earnings                                         $17,781         14,469
                                                     =======         ======

Net earnings per share of common stock (Notes 2 and 3)

 Primary                                             $  . 31            .25
                                                     =======            ===


 Fully-diluted                                       $   .29            .24
                                                     =======            ===

Cash dividends paid per share (Note 2)               $   .05           .045
                                                     =======           ====







See notes to consolidated financial statements.

                       ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                         Consolidated Statements of Earnings
                      Six Months Ended March 31, 1997 and 1996
               (dollar amounts in thousands, except per share figures)




                                                            (Unaudited)
                                                        1997           1996
                                                        ----           ----

Net sales                                           $865,682        743,784

Costs and expenses:
 Cost of products sold                               433,445        378,802
 Advertising, promotion, selling and administrative  372,705        316,798
 Interest expense, net of interest income of $1,644
    in 1997 and $2,415 in 1996                         4,459          4,608

  Total costs and expenses                           810,609        700,208
                                                     -------        -------

Earnings before non-recurring gain
and provision for income taxes                        55,073         43,576

   Non-recurring gain (Note 5 )                       15,634             --
                                                      ------         ------


Earnings before provision for income taxes (Note 5 )  70,707         43,576

Provision for income taxes (Note 5 )                  26,338         16,232
                                                      ------         ------

Net earnings (Note 5)                                $44,369         27,344
                                                     =======         ======

Net earnings per share (Notes 2, 3 and 5)

   Primary                                           $   .78            .48
                                                     =======            ===

   Fully-diluted                                     $   .73            .46
                                                     =======            ===

Cash dividends paid per share (Note 2)               $ . 095           .085
                                                     =======           ====







See notes to consolidated financial statements.

                       ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                             Consolidated Balance Sheets
                        March 31, 1997 and September 30, 1996
               (dollar amounts in thousands, except per share figures)

                                                   (Unaudited)
                                                     March 31,    September 30,
ASSETS                                                1997             1996
                                                      ----             ----

Current assets:
  Cash and cash equivalents                      $  85,437           66,211
  Short-term investments                             7,500            5,346
  Receivables, less allowance for doubtful
    accounts ($8,708 at 3/31/97 and $8,208
    at 9/30/96)                                    126,045          125,718
  Inventories (Note 4)                             310,929          288,525
  Other current assets                              31,112           26,918
                                                    ------           ------
    Total current assets                           561,023          512,718
                                                   -------          -------
Property, plant and equipment at cost,
  less accumulated depreciation ($145,258
  at 3/31/97 and $143,946 at 9/30/96)              181,899          175,920
Goodwill, net                                      114,574          107,603
Trade names and other intangible assets, net        71,840           76,877
Other assets                                        38,926           36,148
                                                    ------           ------
  Total assets                                    $968,262          909,266
                                                  ========          =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt
  and short-term borrowings                       $  5,874            3,650
  Accounts payable                                 167,659          154,634
  Accrued expenses                                 114,679          115,139
  Income taxes                                      16,373           13,172
                                                    ------           ------
    Total current liabilities                      304,585          286,595
                                                   -------          -------

Long-term debt                                      57,125           61,548
Convertible subordinated debentures                100,000          100,000
Deferred income taxes                               23,560           16,582
Other liabilities                                   18,000           19,445

Stockholders' equity:
  Common stock, par value $.22 per share:
    Class A authorized 75,000,000 shares;
    issued 24,443,931 shares                         5,349            2,918
       at 3/31/97 and 24,311,224 shares at 9/30/96
    Class B authorized 75,000,000 shares;
    issued 37,710,664 shares                         8,296            4,608
  Additional paid-in capital                        92,556           88,955
  Retained earnings                                423,478          390,526
  Foreign currency translation                     (18,021)         (13,428)
                                                   -------          -------
                                                   511,658          473,579
  Less treasury stock at cost (Class A common
    shares: 1,934,664 at 3/31/97 and 2,214,024
    at 9/30/96; Class B common shares:
    4,178,184 at 3/31/97 and at 9/30/96)           (46,666)         (48,483)
                                                   -------          -------
      Total stockholders' equity                   464,992          425,096
                                                   -------          -------

      Total liabilities and stockholders'equity   $968,262          909,266
                                                  ========          =======

See notes to consolidated financial statements.

                        ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                         Consolidated Statements of Cash Flows
                       Six Months Ended March 31, 1997 and 1996
                             (dollar amounts in thousands)



                                                              (Unaudited)
                                                              -----------
                                                           1997         1996
                                                           ----         ----

Cash Flows from Operating Activities:

Net earnings                                           $ 44,369       27,344
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
   Depreciation and amortization                         17,888       15,143
   Non-recurring gain                                   (15,634)          --
   Other, net                                            (2,114)         295
   Cash effects of changes in:
     Receivables, net                                    (2,949)       3,310
     Inventories                                        (18,422)     (10,794)
     Other current assets                                (3,172)      (2,618)
     Accounts payable and accrued expenses                6,713        2,051
     Income taxes                                         9,134       (1,266)
                                                          -----       ------
    Net cash provided by operating activities            35,813       33,465
                                                         ------       ------

Cash Flows from Investing Activities:

Short-term investments                                   (2,154)      1,803
Capital expenditures                                    (30,074)    (22,649)
Payments for purchased businesses,
net of acquired companies'cash                          (13,670)   (126,414)
Proceeds from insurance settlement                       28,000          --
Other, net                                                1,621        (689)
                                                          -----        ----
  Net cash provided by investing activities             (16,277)   (147,949)
                                                        -------    --------

Cash Flows from Financing Activities:

Short-term borrowings                                     2,527         736
Proceeds from long-term debt                                927       5,640
Repayments of long-term debt                               (826)     (5,333)
Sale of trade accounts receivable                            --      30,000
Cash dividends paid                                      (5,298)     (4,719)
Cash proceeds from exercise of stock options              4,314       1,229
Stock purchased for treasury                             (1,138)       (685)
                                                         ------        ----
   Net cash provided by financing activities                506      26,868
                                                            ---      ------

Effect of foreign exchange rate changes on cash            (816)     (1,372)
                                                           ----      ------
Net increase (decrease) in cash and cash equivalents     19,226     (88,988)

Cash and cash equivalents at beginning of period         66,211     142,585
                                                         ------     -------

Cash and cash equivalents at end of period             $ 85,437      53,597
                                                       ========      ======

See notes to consolidated financial statements.

                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(l) The consolidated financial statements contained in this report have not been examined by independent public accountants, except for balance sheet infor-mation presented at September 30, 1996. However, in the opinion of the company, the consolidated financial statements reflect all adjustments, which include only normal adjustments, necessary to present fairly the data contained therein. The results of operations for the periods covered are not necessarily indicative of results for a full year.

(2) On January 23, 1997, the company announced a 100% stock dividend on the com-pany's Class A and Class B outstanding shares. The new shares were distri-buted February 20, 1997 to shareholders of record at the close of business on February 3, 1997. The stock dividend was distributed only on outstanding shares and not on shares held in the treasury. All share and per share in-formation in this report, except for treasury shares, has been restated to reflect the 100% stock dividend.

(3) Primary earnings per share are based on the weighted average shares out-standing, including common stock equivalents, of 57,316,000 and 56,472,000 for the three months ended March 31,1997 and 1996, respectively, and 57,052,000 and 56,241,000 for the six months ended March 31, 1997 and 1996, respectively, after giving effect to the 100% stock dividend described in
    Note 2.

    Fully diluted earnings per share are determined by dividing net earnings before interest expense on the convertible subordinated debentures (net of tax benefit) by the weighted average shares outstanding, including common stock equivalents, after giving effect to common shares to be issued assuming conversion of the convertible subordinated debentures to Class A common stock. Fully-diluted weighted average shares outstanding were 63,494,000 and 62,776,000 for the three months ended March 31, 1997 and 1996, respectively, and 63,338,000 and 62,742,000 for the six months ended March 31, 1997 and 1996, respectively, after giving effect to the 100% stock dividend described in Note 2.

(4) Inventories consist of the following:
                                               (in thousands)
                                               --------------
                                      March 31,              September 30,
                                        1997                      1996
                                        ----                      ----
            Finished goods            $268,561                 251,617
            Work-in-process              6,226                   5,622
            Raw materials               36,142                  31,286
                                        ------                  ------

                                      $310,929                 288,525
                                      ========                 =======

(5) In the first quarter of fiscal year 1997, the company received a $28.0 million insurance settlement from the loss of its corporate airplane. The effect on the company's earnings was a non-recurring pre-tax gain of $15.6 million and an increase in net earnings of $9.8 million. Accordingly, earnings per share increased $0.17 on a primary basis and $0.16 on a fully-diluted basis.

    The following table provides pro-forma information for the first six months excluding the non-recurring gain (in thousands, except per share data):

                                          1997                    1996
                                          ----                    ----

               Pre-tax earnings        $55,073                  43,576
                                       =======                  ======
               Net earnings            $34,558                  27,344
                                       =======                  ======

               Net earnings per share:
                 Primary               $   .61                     .48
                                       =======                     ===
                 Fully-diluted         $   .57                     .46
                                       =======                     ===

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

QUARTER AND SIX MONTHS ENDED MARCH 31, 1997 VS. QUARTER AND SIX MONTHS ENDED MARCH 31, 1996

The company achieved record net sales of $439.6 million in the second quarter of fiscal year 1997, up $43.4 million or 11.0% over the comparable quarter of fis-cal year 1996. For the six month period ending March 31, 1997, net sales reached a new high of $865.7 million, representing a 16.4% increase compared to last year's six month period.

As described in Note 5, during the first quarter of fiscal year 1997, the com-pany received a $28.0 million insurance settlement from the loss of its cor-porate airplane. As a result, the company recognized a non-recurring, pre-tax gain of $15.6 million and an increase to net earnings of $9.8 million. Accordingly, earnings per share for the first half of fiscal year 1997 increased 17 cents on a primary basis and 16 cents on a fully-diluted basis.

Net earnings for the three months ended March 31, 1997 were also a record for the second quarter at $17.8 million or 22.9% higher than the same period of the
prior year.   Primary earnings per share of 31 cents were 6 cents or 24.0%
higher than the same period last year. Fully-diluted earnings per share were 29 cents, up 5 cents or 20.8% from the prior year. On a pro-forma basis for the six months ended March 31, 1997, net earnings before the non-recurring gain were a record at $34.6 million or 26.4% higher than the same period of the prior year. Pro-forma earnings per share on a primary basis were 61 cents, representing a 13 cent or 27.1% increase over last year. Pro-forma fully-diluted earnings per share increased 11 cents or 23.9% to 57 cents.

The following table presents net sales information by business segment for the second quarter and first six months of fiscal years 1997 and 1996
(dollars in millions):

SECOND QUARTER
                                              Fiscal       Dollar    Percent
Net sales:                                 1997    1996    Change    Change
Consumer products:
   Alberto-Culver USA                    $117.2    96.3      20.9     21.7%
   Alberto-Culver International           110.2   111.4      (1.2)    (1.1)
                                          -----   -----      ----     ----
   Total consumer products                227.4   207.7      19.7      9.5
Specialty distribution - Sally            215.6   191.6      24.0     12.5
Eliminations                               (3.4)   (3.2)     ( .2)    (8.4)
                                           ----    ----      ----
                                         $439.6   396.1      43.5     11.0%
                                         ======   =====      ====

SIX MONTHS
                                             Fiscal        Dollar    Percent
Net sales:                                 1997    1996    Change    Change
Consumer products:
   Alberto-Culver USA                    $224.8   162.6      62.2     38.3%
   Alberto-Culver International           223.1   213.2       9.9      4.6
                                          -----   -----       ---      ---
   Total consumer products                447.9   375.8      72.1     19.2
Specialty distribution - Sally            424.3   373.1      51.2     13.7
Eliminations                               (6.5)   (5.1)    ( 1.4)   (26.3)
                                           ----    ----     -----
                                         $865.7   743.8     121.9     16.4%
                                         ======   =====     =====

Compared to the same periods of the prior year, sales of Alberto-Culver USA consumer products increased 21.7% and 38.3% for the current quarter and first half of fiscal 1997, respectively. The 1997 increases primarily resulted from the acquisition of St. Ives Laboratories, Inc. in February, 1996, which added $12.1 million of sales to the second quarter and $45.5 million to the first half. In addition, sales were higher due to increases for the TRESemme, TCB and Alberto VO5 hair care product lines and the introduction of new products.

Sales of Alberto-Culver International consumer products decreased 1.1% in the second quarter and increased 4.6% in the first half compared to last year. The fiscal 1997 results were negatively impacted by the effect of foreign exchange rates. Had foreign exchange rates this year been the same as the second quarter and first half of fiscal 1996, Alberto-Culver International sales would have in-creased 2.8% in the second quarter and 7.1% for the first half primarily due to the acquisition of St. Ives in February, 1996.

The "Specialty distribution-Sally" business segment experienced sales increases of $24.0 million or 12.5% for the second quarter of fiscal 1997 and $51.2 million or 13.7% for the first half. The gains were attributable to Sally Beauty Company's sales growth for established stores and the addition of 203 new outlets since March 31, 1996. At March 31, 1997, Sally Beauty Company had 1,765 stores offering a full range of professional beauty supplies.

Cost of products sold as a percent of net sales for the second quarter and first half decreased to 49.6% and 50.1%, respectively, compared to 50.6% and 50.9%, respectively, for the same periods of the prior year. The decreases were primarily due to cost efficiencies and changes in product mix.

Compared to the prior year, advertising, promotion, selling and administrative expenses rose 12.3% or $21.0 million for the current quarter and 17.6% or $55.9 million for the six months ended March 31, 1997. The increases resulted from the acquisition of St. Ives in February, 1996 along with higher selling and admin-istrative costs associated with the increase in the number of Sally Beauty Company stores and higher advertising, promotion and market research expenses for Alberto-Culver USA.

Advertising, promotion and market research expenditures totaled $63.4 million in the second quarter of 1997, an increase of 21.4% versus the prior year. Advertising, promotion and market research expenditures for the first half of fiscal year 1997 were $119.4 million, an increase of 25.3% over last year. The increases were primarily due to the acquisition of St. Ives in February, 1996 and the introduction of new products by Alberto-Culver USA.

Interest expense decreased $368,000 or 11.2% for the second quarter and $920,000 or 13.1% for the first half versus the comparable periods of last year. The decreases were primarily attributable to the prepayment of $20.0 million of 9.73% term notes in August, 1996. The increase in interest income of $71,000 for the second quarter of 1997 was attributable to higher investment balances, which were primarily the result of the insurance proceeds described in Note 5. The decrease in interest income of $771,000 for the first half of 1997 was primarily attributed to higher investment balances in fiscal 1996 due to the proceeds from the issuance of $100 million of subordinated convertible deben-tures, which were used to purchase St.Ives Laboratories, Inc. in February, 1996.

The provision for income taxes as a percentage of earnings before income taxes was 37.25% for the second quarter and first half of both fiscal years 1997 and 1996.

FINANCIAL CONDITION

MARCH 31, 1997 VS. SEPTEMBER 30, 1996

Working capital of $256.4 million increased $30.3 million since September 30, 1996. The ratio of current assets to current liabilities was 1.84 to 1.00 at March 31, 1997 compared to 1.79 to 1.00 at September 30, 1996. Both working capital and the current ratio increased primarily as a result of the receipt of the $28.0 million insurance settlement described in Note 5.

Total borrowings decreased $2.2 million during the first six months of fiscal year 1997. At March 31, 1997, the company had unused lines of credit with various banks of approximately $123 million.

Cash dividends paid on Class A and Class B common stock totaled $5.3 million or
9.5 cents per share for the first six months of fiscal 1997 versus $4.7 million or 8.5 cents per share in the prior year.

Impact of New Accounting Standard

Effective December 31, 1997, the company will be required to adopt Statement of Financial Accounting Standards No. 128 ("Statement 128"),"Earnings Per Share". The adoption of Statement 128 will require the company to change its method of calculating earnings per share (EPS) by replacing the reporting of primary EPS with the presentation of basic EPS. Statement 128 will continue to require the presentation of diluted EPS on the face of the income statement and require a reconciliation of the numerator and denominator used in the basic EPS compu-tation with those used in the diluted EPS computation. Early implementation of Statement 128 is not permitted and the company estimates that its adoption will not have a material impact on earnings per share.

                                      PART II


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders on January 23, 1997, Carol L. Bernick, Leonard H. Lavin, A. Robert Abboud and Robert H. Rock were elected as directors
of the Company.   Mrs. Bernick received a Class A and Class B common stockholder vote of 9,029,280  and 15,322,926 shares "for" and 159,450 and 64,492 shares
"withheld", respectively. Mr. Lavin received a Class A and Class B common stockholder vote of 9,027,210 and 15,322,157 shares "for" and 161,520 and 65,261 shares "withheld", respectively. Mr. Abboud received a Class A and
Class B common stockholder vote of 9,025,340 and 15,315,205 shares "for" and 163,400 and 72,213 "withheld", respectively. Mr. Rock received a Class A and Class B common stockholder vote of 9,029,050 and 15,323,228 shares "for" and 159,690 and 64,190 shares "withheld", respectively.

Class A common stock has a one-tenth vote per share and Class B common stock has one vote per share.

In addition, stockholders at the annual meeting voted on an amendment to the company's Restated Certificate of Incorporation to increase the number of authorized shares of both Class A and Class B Common Stock of the company from 25,000,000 to 75,000,000 shares. The amendment was approved by a Class A and Class B stockholder vote of 6,957,790 and 12,360,184 shares "for"; 2,211,920 and 3,011,082 shares "against"; and 19,020 and 16,152 shares "abstaining", respectively.




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     3(i)(cCopy of the amendment to the Restated Certificate of Incorporation of Alberto-Culver Company.


     27    Financial Data Schedule


(b)  Reports on Form 8-K:

     No report on Form 8-K was filed by the registrant during the quarter ended March 31, 1997.

                                     SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                  ALBERTO-CULVER COMPANY
                                      (Registrant)





                                  By:/s/William J. Cernugel
                                    ----------------------
                                   William J. Cernugel
                                    Senior Vice President, Finance & Controller
                                    (Principal Financial Officer)
















May 9, 1997