Form 10-Q
period 1997-06-30
ALBERTO CULVER CO
filed 1997-08-12
CIK 3327

SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                         FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:


                                       June 30, 1997

                                            -OR-

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1943



Commission File No. 1-5050


                                  ALBERTO-CULVER COMPANY
                                  ----------------------
                   (Exact name of registrant as specified in its charter)



      Delaware                                                   36-2257936
      --------                                                   ----------
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                                   2525 Armitage Avenue
                               Melrose Park, Illinois          60160
                               ----------------------          -----
                    (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code:   (708) 450-3000




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing require-
ments for the past 90 days.  YES  X    NO



At June 30, 1997, there were 22,582,462 shares of Class A common stock outstanding and 33,532,480 shares of Class B common stock outstanding.

                                        PART I


ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------



                           ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                             Consolidated Statements of Earnings
                          Three Months Ended June 30, 1997 and 1996
                   (dollar amounts in thousands, except per share figures)





                                                                 (Unaudited)
                                                                 -----------
                                                               1997       1996
                                                               ----       ----
Net sales ................................................   $456,210    415,554

Costs and expenses:
    Cost of products sold ................................    226,734    208,526
    Advertising, promotion, selling and administrative ...    196,797    177,394
    Interest expense, net of interest income of $858
         in 1997 and $487 in 1996 ........................      2,066      3,416
                                                                -----      -----

    Total costs and expenses .............................    425,597    389,336
                                                              -------    -------

Earnings before provision for income taxes ...............     30,613     26,218

Provision for income taxes ...............................     11,403      9,766
                                                               ------      -----

Net earnings .............................................   $ 19,210     16,452
                                                             ========     ======

Net earnings per share of common stock (Notes 2 and 3)

        Primary .......................................         $   .33      .29
                                                                =======      ===

        Fully-diluted .................................         $   .32      .28
                                                                =======      ===

Cash dividends paid per share (Note 2) ................         $   .05     .045
                                                                =======     ====







See notes to consolidated financial statements.








                      ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                        Consolidated Statements of Earnings
                      Nine Months Ended June 30, 1997 and 1996
              (dollar amounts in thousands, except per share figures)




                                                                           (Unaudited)
                                                                           -----------
                                                                       1997         1996
                                                                       ----         ----
Net sales .......................................................   $1,321,892    1,159,338

Costs and expenses:
    Cost of products sold .......................................      660,179      587,328
    Advertising, promotion, selling and administrative ..........      569,502      494,192
    Interest expense, net of interest income of $2,502
         in 1997 and $2,901 in 1996 .............................        6,525        8,024
                                                                         -----        -----

    Total costs and expenses ....................................    1,236,206    1,089,544
                                                                     ---------    ---------

Earnings before non-recurring gain and provision for income taxes       85,686       69,794

     Non-recurring gain (Note 5 ) ...............................       15,634           --
                                                                        ------       ------

Earnings before provision for income taxes (Note 5 ) ............      101,320       69,794

Provision for income taxes (Note 5 ) ............................       37,741       25,998
                                                                        ------       ------

Net earnings (Note 5) ...........................................   $   63,579       43,796
                                                                    ==========       ======

Net earnings per share (Notes 2, 3 and 5)

     Primary .........................                                 $    1.11        .77
                                                                       =========        ===

     Fully-diluted ...................                                 $    1.05        .74
                                                                       =========        ===

Cash dividends paid per share (Note 2)                                 $    .145        .13
                                                                       =========        ===







See notes to consolidated financial statements.






                                          ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                                                Consolidated Balance Sheets
                                           June 30, 1997 and September 30, 1996
                                  (dollar amounts in thousands, except per share figures)

                                                                                  (Unaudited)

                                                                                    June 30,   September 30,
ASSETS                                                                                1997        1996
------                                                                                ----        ----
Current assets:
   Cash and cash equivalents ...................................................   $  69,977       66,211
   Short-term investments ......................................................       8,750        5,346
   Receivables, less allowance for doubtful
      accounts ($9,127 at 6/30/97 and $8,208 at 9/30/96) .......................     122,614      125,718
   Inventories (Note 4) ........................................................     328,658      288,525
   Other current assets ........................................................      32,158       26,918
                                                                                      ------       ------
      Total current assets .....................................................     562,157      512,718
                                                                                     -------      -------
Property, plant and equipment at cost, less accumulated
   depreciation ($151,080  at 6/30/97 and $143,946 at 9/30/96) .................     188,471      175,920
Goodwill, net ..................................................................     113,394      107,603
Trade names and other intangible assets, net ...................................      70,314       76,877
Other assets ...................................................................      43,989       36,148
                                                                                      ------       ------
   Total assets ................................................................   $ 978,325      909,266
                                                                                   =========      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Current maturities of long-term debt and short-term borrowings ..............   $   5,223        3,650
   Accounts payable ............................................................     163,641      154,634
   Accrued expenses ............................................................     112,914      115,139
   Income taxes ................................................................      20,488       13,172
                                                                                      ------       ------
      Total current liabilities ................................................     302,266      286,595
                                                                                     -------      -------

Long-term debt .................................................................      55,587       61,548
Convertible subordinated debentures ............................................     100,000      100,000
Deferred income taxes ..........................................................      22,585       16,582
Other liabilitiies .............................................................      17,267       19,445

Stockholders' equity:
   Common stock, par value $.22 per share:
      Class A authorized 75,000,000 shares; issued 24,442,931 shares ...........       5,349        2,918
         at 6/30/97 and 24,311,224 shares at 9/30/96
      Class B authorized 75,000,000 shares; issued 37,710,664 shares ...........       8,296        4,608
   Additional paid-in capital ..................................................      92,915       88,955
   Retained earnings ...........................................................     439,884      390,526
   Foreign currency translation ................................................     (19,662)     (13,428)
                                                                                     -------      -------
                                                                                     526,782      473,579
   Less treasury stock at cost (Class A common shares: 1,860,469 at 6/30/97 and 2,214,024 at 9/30/96; Class B common shares:
      4,178,184 at 6/30/97 and at 9/30/96) .....................................     (46,162)     (48,483)
                                                                                     -------      -------
         Total stockholders' equity ............................................     480,620      425,096
                                                                                     -------      -------

   Total liabilities and stockholders' equity ..................................   $ 978,325      909,266
                                                                                   =========      =======

See notes to consolidated financial statements.

                         ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                          Consolidated Statements of Cash Flows
                        Nine Months Ended June 30, 1997 and 1996
                              (dollar amounts in thousands)



                                                                           (Unaudited)
                                                                           -----------
                                                                         1997        1996
                                                                         ----        ----

Cash Flows from Operating Activities:
-------------------------------------
Net earnings .....................................................   $ 63,579      43,796
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Depreciation and amortization ...............................     27,005      23,711
     Non-recurring gain ..........................................    (15,634)         --
     Other, net ..................................................       (802)      2,849
     Cash effects of changes in:
       Receivables, net ..........................................       (987)      2,916
       Inventories ...............................................    (36,529)     (3,136)
       Other current assets ......................................       (978)     (1,041)
       Accounts payable and accrued expenses .....................      2,193      (7,030)
       Income taxes ..............................................      8,278      (1,236)
                                                                        -----      ------
     Net cash provided by operating activities ...................     46,125      60,829
                                                                       ------      ------

Cash Flows from Investing Activities:
-------------------------------------

Short-term investments ...........................................     (3,404)        400
Capital expenditures .............................................    (43,615)    (30,794)
Payments for purchased businesses, net of acquired companies' cash    (14,187)   (127,864)
Proceeds from insurance settlement ...............................     28,000          --
Other, net .......................................................     (5,162)     (4,161)
                                                                       ------      ------
   Net cash provided by investing activities .....................    (38,368)   (162,419)
                                                                      -------    --------

Cash Flows from Financing Activities:
-------------------------------------

Short-term borrowings ............................................      1,734        (791)
Proceeds from long-term debt .....................................        500       6,923
Repayments of long-term debt .....................................     (1,225)     (5,126)
Sale of trade accounts receivable ................................       --        30,000
Cash dividends paid ..............................................     (8,101)     (7,221)
Cash proceeds from exercise of stock options .....................      5,175       1,382
Stock purchased for treasury .....................................     (1,138)       (685)
                                                                       ------        ----
   Net cash provided by financing activities .....................     (3,055)     24,482
                                                                       ------      ------

Effect of foreign exchange rate changes on cash ..................       (936)       (440)
                                                                         ----        ----
Net increase (decrease) in cash and cash equivalents .............      3,766     (77,548)

Cash and cash equivalents at beginning of period .................     66,211     142,585
                                                                       ------     -------

Cash and cash equivalents at end of period .......................   $ 69,977      65,037
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

(2) On January 23, 1997, the company announced a 100% stock dividend on the company's Class A and Class B outstanding shares. The new shares were distributed February 20, 1997 to shareholders of record at the close of business on February 3, 1997. The stock dividend was distributed only on outstanding shares and not on shares held in the treasury. All share and per share information in this report, except for treasury shares, has been restated to reflect the 100% stock dividend.

(3) Primary earnings per share are based on the weighted average shares outstanding, including common stock equivalents, of 57,455,000 and 56,604,000 for the three months ended June 30, 1997 and 1996, respectively, and 57,145,000 and 56,372,000 for the nine months ended June 30, 1997 and 1996, respectively, after giving effect to the 100% stock dividend described in Note 2.

      Fully diluted earnings per share are determined by dividing net earnings before interest expense on the convertible subordinated debentures (net of tax benefit) by the weighted average shares outstanding, including common stock equivalents, after giving effect to common shares to be issued assuming conversion of the convertible subordinated debentures to Class A common stock. Fully-diluted weighted average shares outstanding were 63,632,000 and 63,022,000 for the three months ended June 30, 1997 and 1996, respectively, and 63,447,000 and 62,984,000 for the nine months ended June 30, 1997 and 1996, respectively, after giving effect to the 100% stock dividend described in Note 2.

(4)   Inventories consist of the following:

                                          (in thousands)
                                          --------------
                                      June 30,  September 30,
                                         1997       1996
                                         ----       ----
Finished goods ...................   $279,562    251,617
Work-in-process ..................      7,507      5,622
Raw materials ....................     41,589     31,286
                                       ------     ------

                                     $328,658    288,525
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

      The following table provides pro-forma earnings information for the first nine months excluding the non-recurring gain (in thousands, except per share data):

                                        1997        1996
                                        ----        ----

Pre-tax earnings ......            $   85,686      69,794
                                   ==========      ======
Net earnings ..........            $   53,768      43,796
                                   ==========      ======

Net earnings per share:
   Primary ............         $         .94         .77
                                =============         ===
   Fully-diluted ......         $         .89         .74
                                =============         ===

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

QUARTER AND NINE MONTHS ENDED JUNE 30, 1997 VS. QUARTER AND NINE MONTHS ENDED JUNE 30, 1996

The company achieved record net sales of $456.2 million in the third quarter of fiscal year 1997, up $40.7 million or 9.8% over the comparable quarter of fiscal year 1996. For the nine month period ending June 30, 1997, net sales reached a new high of $1.32 billion, representing a 14.0 % increase compared to last year's nine month period.

As described in Note 5, during the first quarter of fiscal year 1997, the company received a $28.0 million insurance settlement from the loss of its corporate airplane. As a result, the company recognized a non-recurring, pre-tax gain of $15.6 million and an increase to net earnings of $9.8 million. Accordingly, earnings per share for the first nine months of fiscal year 1997 increased 17 cents on a primary basis and 16 cents on a fully-diluted basis.

Net earnings for the three months ended June 30, 1997 were also a record for the third quarter at $19.2 million or 16.8% higher than the same period of the prior year. Primary earnings per share of 33 cents were 4 cents or 13.8 % higher than the same period last year. Fully-diluted earnings per share were 32 cents, up 4 cents or 14.3 % from the prior year.

On a pro-forma basis for the nine months ended June 30, 1997, net earnings before the non-recurring gain were a record at $53.8 million or 22.8 % higher than the same period of the prior year. Pro-forma earnings per share on a primary basis were 94 cents, representing an increase of 17 cents or 22.1 % over last year. Pro-forma fully-diluted earnings per share increased 15 cents or 20.3% to 89 cents.

The following table presents net sales information by business segment for the third quarter and first nine months of fiscal years 1997 and 1996 (dollars in millions):

THIRD  QUARTER
                                       Fiscal Year          Dollar       Percent
Net sales:                         1997           1996      Change        Change
----------                         ----           ----      ------        ------
Consumer products:
    Alberto-Culver USA            $107.6          100.5        7.1          7.1%
    Alberto-Culver International   123.9          119.0        4.9          4.1
                                   -----          -----        ---
    Total consumer products        231.5          219.5       12.0          5.5
Specialty distribution - Sally     229.1          199.0       30.1         15.1
Eliminations                        (4.4)          (3.0)      (1.4)       (45.1)
                                    ----           ----       ----
                                  $456.2          415.5       40.7          9.8%
                                  ======          =====       ====

NINE MONTHS
                                      Fiscal Year           Dollar       Percent
Net sales:                         1997           1996      Change        Change
----------                         ----           ----      ------        ------
Consumer products:
    Alberto-Culver USA            $332.4         263.1        69.3         26.3%
    Alberto-Culver International   347.0         332.3        14.7          4.4
                                   -----         -----        ----
    Total consumer products        679.4         595.4        84.0         14.1
Specialty distribution - Sally     653.4         572.1        81.2         14.2
Eliminations                       (10.9)         (8.2)        2.7        (33.2)
                                   -----          ----         ---
                                $1,321.9       1,159.3       162.6         14.0%
                                ========       =======       =====

Compared to the same periods of the prior year, sales of Alberto-Culver USA consumer products increased 7.1 % and 26.3 % for the current quarter and first nine months of fiscal 1997, respectively. The 1997 increases primarily resulted from higher sales of St. Ives products which accounted for $3.8 million of the sales increase for the quarter and $53.3 million of the sales increase for the first nine months. St. Ives Laboratories, Inc. was acquired in February, 1996. In addition, sales were higher due to increases for TRESemme, TCB, Mrs. Dash, the Alberto VO5 hair care product line and the introduction of new products.

Sales of Alberto-Culver International consumer products increased 4.1 % in the third quarter and 4.4% for the first nine months compared to last year. Fiscal year 1997 sales increased mainly due to higher sales of St. Ives products, offset in part by the effect of unfavorable foreign exchange rates. Had foreign exchange rates this year been the same as the third quarter and first nine months of fiscal 1996, Alberto-Culver International sales would have increased 10.2% in the third quarter and 8.2% for the first nine months.

The "Specialty distribution-Sally" business segment experienced sales increases of $30.1 million or 15.1% for the third quarter of fiscal year 1997 and $81.2 million or 14.2% for the first nine months. The gains were attributable to Sally Beauty Company's sales growth for established stores and the addition of 201 new outlets since June 30, 1996. At June 30, 1997 Sally Beauty Company had 1,798 stores offering a full range of professional beauty supplies.

Cost of products sold as a percent of net sales for the third quarter and first nine months decreased to 49.7% and 49.9%, respectively, compared to 50.2% and 50.7%, respectively, for the same periods of the prior year. The decreases were primarily due to cost efficiencies and changes in product mix.

Compared to fiscal year 1996, advertising, promotion, selling and administrative expenses rose 10.9% or $19.4 million for the current quarter and 15.2% or $75.3 million for the nine months ended June 30, 1997. The increases resulted from the acquisition of St. Ives in February, 1996 along with higher selling and administrative costs associated with the increase in the number of Sally Beauty Company stores and higher advertising, promotion and market research expenses for Alberto-Culver USA.

Advertising, promotion and market research expenditures totaled $69.5 million in the third quarter of 1997, an increase of 21.3% versus the prior year. Advertising, promotion and market research expenditures for the first nine months of fiscal year 1997 were $188.9 million, an increase of 23.8% over last year. The increases were primarily due to the acquisition of St. Ives in February, 1996 and the introduction of new products by Alberto-Culver USA.

Interest expense decreased $979,000 or 25.1% for the third quarter and $1.9 million or 17.4% for the first nine months versus the comparable periods of last year. The decreases were primarily attributable to the prepayment of $20.0 million of 9.73% term notes in August, 1996. The increase in interest income of $371,000 for the third quarter of 1997 was attributable to higher investment balances, which were primarily the result of the insurance proceeds described in
Note 5. The decrease in interest income of $399,000 for the first nine months of 1997 was primarily attributed to higher investment balances in fiscal 1996 due to the proceeds from the issuance of $100 million of subordinated convertible debentures, which were subsequently used to purchase St. Ives Laboratories, Inc. in February, 1996.

The provision for income taxes as a percentage of earnings before income taxes was 37.25% for the third quarter and first nine months of both fiscal years 1997 and 1996.

FINANCIAL CONDITION

JUNE 30, 1997 VS. SEPTEMBER 30, 1996

Working capital of $259.9 million increased $33.8 million since September 30, 1996. The ratio of current assets to current liabilities was 1.86 to 1.00 at June 30, 1997 compared to 1.79 to 1.00 at September 30, 1996. Both working capital and the current ratio increased primarily as a result of the receipt of the $28.0 million insurance settlement described in Note 5.

Total borrowings decreased $4.4 million during the first nine months of fiscal year 1997. At June 30, 1997, the company had unused lines of credit with various banks of approximately $123 million.

Cash  dividends paid on Class A and Class B common stock totaled $8.1 million or
14.5 cents per share for the first nine months of fiscal 1997 versus $7.2 million or 13 cents per share for the same period of the prior year.

Impact of New Accounting Standard

Effective December 31, 1997, the company will be required to adopt Statement of Financial Accounting Standards No. 128 ("Statement 128"),"Earnings Per Share". The adoption of Statement 128 will require the company to change its method of calculating earnings per share (EPS) by replacing the reporting of primary EPS with the presentation of basic EPS. Statement 128 will continue to require the presentation of diluted EPS on the face of the income statement and will also require a reconciliation of the numerator and denominator used in the basic EPS computation with those used in the diluted EPS computation. Early implementation of Statement 128 is not permitted and the company estimates that its adoption will not have a material effect on earnings per share.





                                PART II


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:


        27      Financial Data Schedule


(b)     Reports on Form 8-K:

        No report on Form 8-K was filed by the registrant during the quarter ended June 30, 1997.

                               SIGNATURE
                               ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                                   ALBERTO-CULVER COMPANY
                                     (Registrant)





                                   By:/s/ William J. Cernugel
                                      -----------------------
                                    William J. Cernugel
                                    Senior Vice President, Finance & Controller
                                    (Principal Financial Officer)











August 11, 1997