Form 10-K
period 1997-09-30
ALBERTO CULVER CO
filed 1997-12-12
CIK 3327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED:

                                SEPTEMBER 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of common stock held by non-affiliates (assuming for this purpose only that all directors and executive officers are affiliates) on November 25, 1997 was $547.9 million for Class A Common Stock and $508.5 million for Class B Common Stock.

At November 25, 1997, there were 22,850,658 shares of Class A Common Stock outstanding and 33,532,480 shares of Class B Common Stock outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II........   Portions of annual report to stockholders for the year
                         ended September 30, 1997

Part III..............   Portions of proxy statement and notice of annual
                         meeting of stockholders on January 22, 1998

This Annual Report on Form 10-K and the documents incorporated by reference herein include certain forward- looking statements, estimates and projections with respect to the anticipated future performance of the business. Such statements, estimates and projections are based on management's current expectations and assessments of risks and uncertainties and reflect various assumptions concerning anticipated results, which may or may not prove to be correct. Some of the factors that could cause actual results to differ materially from estimates or projections contained in such forward looking statements include the pattern of brand sales, including variations in sales volume within periods; competition within the relevant product markets, including pricing, promotional activities, continuing customer acceptance of existing products and the ability to develop and successfully introduce new products; risks inherent in acquisitions and strategic alliances; changes in costs including changes in labor costs, raw material prices or promotional expenses; the costs and effects of unanticipated legal or administrative proceedings; variations in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, tax changes, legal and regulatory changes or other external factors over which Alberto-Culver Company has no control.


                                     PART I
ITEM  1. BUSINESS

BUSINESS SEGMENTS AND GEOGRAPHIC AREA INFORMATION

Alberto-Culver Company and its consolidated subsidiaries (herein referred to collectively as the "company", unless indicated otherwise) have two principal business segments. One segment, "Consumer Products" principally includes developing, manufacturing, distributing and marketing branded consumer products worldwide and includes the company's Alberto-Culver USA and Alberto-Culver International business units. This segment also includes products intended for end use by institutions and industries and the manufacturing of custom label products for other companies. The second segment, "Specialty Distribution - Sally", consists of Sally Beauty Company, a specialty distributor of professional beauty supplies with 1,833 stores as of September 30, 1997 in the United States, Puerto Rico, the United Kingdom, Japan and Germany.

Financial information about business segments and geographic area information is incorporated herein by reference to the Business Segments and Geographic Area Information note of "Notes to Consolidated Financial Statements" in the company's annual report to stockholders for the year ended September 30, 1997.

PRODUCTS

The classes of products in the "Consumer Products" business segment include health and beauty care products as well as food and household products. Health and beauty care products accounted for approximately 43%, 43% and 39% of the company's consolidated net sales for the years ended September 30, 1997, 1996 and 1995, respectively. Food and household products accounted for approximately 7%, 8% and 10% of the company's consolidated net sales for the years ended September 30, 1997, 1996 and 1995, respectively.

The company's major health and beauty care products in the United States include the ALBERTO VO5, TRESemme and CONSORT lines of hair care products, the St. Ives SWISS FORMULA line of hair and skin care products, CORTEXX hair care products, FDS feminine deodorant sprays and the TCB line of hair care products for the ethnic market.

Food and household products sold in the United States include MRS. DASH salt-free seasonings, MOLLY McBUTTER dairy sprinkles, SUGARTWIN sugar substitute and STATIC GUARD anti-static spray. The company sold its Milani, Diafoods, Thick-It and Smithers institutional food lines in July, 1996.

The company's consumer products are sold in more than 120 countries. Through its Cederroth subsidiary, the company manufactures and markets health and beauty care products throughout Scandanavia and Europe. Major products include SALVEKVICK adhesive bandages, ALBERTO VO5 hair care products, SAMARIN antacids, SELTIN salt substitute, LACTACYD liquid soap, TOPZ cotton buds, BLIW liquid soaps, DATE antiperspirants and cologne for women, FAMILY FRESH shampoo and shower products, SUKETTER artificial sweetener, HEMANENT home permanents, St. Ives SWISS FORMULA line of hair and skin care products, HTH and L300 skin care products and GRUMME TVATTSAPA detergents.

In the United Kingdom, the company markets, among other products, the ALBERTO VO5 line of hair care products, the St. Ives SWISS FORMULA line of hair and skin care products, ALBERTO BALSAM shampoo and conditioner and the TRESemme line of hair care products. INDOLA professional color bleaches, shampoos, conditioners and styling products are sold throughout Europe and other international markets. Other major international markets include Australia, Canada, Italy, Mexico, New Zealand and Puerto Rico.

The "Specialty Distribution - Sally" business segment represents the operations of Sally Beauty Company, Inc. which operates a network of cash-and-carry professional beauty supply stores and also sells professional beauty products to hairdressers, beauticians and cosmetologists through its own full-service distributors. Sally stores provide salon owners, hairdressers and consumers with an extensive selection of hair care and skin care products, cosmetics, styling appliances and other beauty items. Sales of the "Specialty Distribution - Sally" business segment accounted for approximately 50%, 49% and 51% of the company's consolidated net sales for the years ended September 30, 1997, 1996 and 1995, respectively.

Many of the company's consumer products are developed in the company's laboratories. New products introduced by the company are assigned product managers who guide the products from development to the consumer. The product managers are responsible for the overall marketing plans for the products and coordinate advertising, promotion and market research activities.

MARKETING

The company allocates a large portion of its revenues to advertising, promotion and market research. Net earnings are materially affected by these expenditures, which are charged to income in the period incurred. Advertising, promotion and market research expenditures were $255.3 million in 1997, $208.4 million in 1996 and $188.0 million in 1995.

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

DISTRIBUTION IN THE UNITED STATES

Retail health and beauty care products and food and household products are sold in the United States primarily through the company's sales force of approximately 74 employees and 131 food brokers calling upon wholesale drug establishments and retail outlets such as supermarkets, drug stores, mass merchandisers and variety stores.

Hair care products for the professional trade in the United States are sold by company sales representatives and brokers to beauty supply outlets and to beauty distributors who in turn sell to beauty salons, barber shops and beauty schools.

Sally Beauty Company sells its professional beauty supplies through full-service distributors and its 1,833 stores located in 46 states, Puerto Rico, the United Kingdom, Japan and Germany. Sally's stores are self-service, cash-and-carry and are primarily located in shopping centers. Sally operates the world's largest chain of professional beauty supply stores and as such is a major customer of some of the company's competitors in the personal care products industry. Sally sells the company's professional hair care products, but these products represent only a small portion of Sally's selection of salon brands.

FOREIGN OPERATIONS

Products  of the  company  are sold in more  than 120  countries  or  geographic
regions,   primarily   through   direct  sales  by   subsidiaries,   independent
distributors and licensees.

The company's foreign operations are subject to risks inherent in transactions involving foreign currencies and political uncertainties.

EMPLOYEES

In its domestic and foreign operations, the company had approximately 11,000 full-time equivalent employees as of September 30, 1997, consisting of 6,000 hourly personnel and 5,000 salaried employees. At September 30, 1996, the company had approximately 10,700 full-time equivalent employees. The increase in employees in fiscal year 1997 is principally due to the growth in the number of Sally Beauty Company stores.

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

                                                                                               Business
Locate                                              Type of Facility                                    Segment

Company-Owned Properties:

Melrose Park, Illinois
  (2525 Armitage Avenue)                            Executive Offices, Manufacturing, Warehouse         (1)
  (2150 N. 15th Avenue)                             Manufacturing, Warehouse                            (1)
  (2100 N. 15th Avenue)                             Warehouse                                           (1)
  (1930 George Street)                              Office, Warehouse                                   (1)
Basingstoke, Hampshire, England                     Office                                              (1)
Columbus, Ohio                                      Warehouse                                           (2)
Denton, Texas                                       Office, Warehouse                                   (2)
Falun, Sweden                                       Office, Manufacturing, Warehouse                    (1)
Jacksonville, Florida                               Warehouse                                           (2)
Madrid, Spain                                       Office, Manufacturing, Warehouse                    (1)
Naguabo, Puerto Rico                                Manufacturing, Warehouse                            (1)
Naucalpan de Juarez, Mexico                         Office, Manufacturing, Warehouse                    (1)
North Rocks, New South Wales,
  Australia                                         Office, Manufacturing, Warehouse                    (1)
Reno, Nevada                                        Warehouse                                           (2)
Swansea, Wales, England                             Office, Manufacturing, Warehouse                    (1)
Tilburg, Holland                                    Office, Manufacturing, Warehouse                    (1)
Toronto, Ontario, Canada                            Office, Manufacturing, Warehouse                    (1)

Leased Properties:

Atlanta, Georgia                                    Warehouse                                           (1)
Albertslund, Denmark                                Office, Warehouse                                   (1)
Auckland, New Zealand                               Office, Warehouse                                   (1)
Chatsworth, California                              Office, Manufacturing, Warehouse                    (1)
Espoo, Finland                                      Office, Warehouse                                   (1)
Geneva, Switzerland                                 Office                                              (1)
Macedonia, Ohio                                     Warehouse                                           (2)
Morrow, Georgia                                     Warehouse                                           (2)
Ontario, California                                 Warehouse                                           (1)
Rakkestad, Norway                                   Office, Warehouse                                   (1)
Stockholm, Sweden                                   Office, Manufacturing, Warehouse                    (1)
Various (1,833 locations in  46 states,
  Puerto Rico, the United Kingdom, Japan            Sally Beauty Company Stores                         (2)
  and Germany)

(1)   Consumer Products
(2)   Specialty Distribution - Sally

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended September 30, 1997.

EXECUTIVE OFFICERS

The following table sets forth the names and current positions of the registrant's executive officers, including their five-year business history and ages. Executive officers of the company and its subsidiaries are elected annually.

Name                                    Current Position and Five-Year Business History                  Age


Leonard H. Lavin (1)                    October, 1994 - Chairman; previously Chairman and                 78
                                        Chief Executive Officer for more than five years

Howard B. Bernick (1)                   October, 1994 - President and Chief Executive Officer;            45
                                        previously President and Chief Operating Officer for
                                        more than five years

Bernice E. Lavin (1)                    July, 1994 - Vice Chairman, Secretary and Treasurer;              72
                                        previously Vice President, Secretary and Treasurer for
                                        more than five years

Carol L. Bernick (1)                    October, 1994 - Executive Vice President  and Assistant           45
                                        Secretary, Alberto-Culver Company and President,
                                        Alberto-Culver  USA,  Inc., a subsidiary
                                        of   registrant;   September,   1992  to
                                        October, 1994 - Executive Vice President
                                        and Assistant Secretary

John T. Boone                           June, 1994 - Group Vice President, Domestic Consumer              62
                                        Products, Alberto-Culver USA, Inc., a subsidiary of
                                        registrant; August, 1993 to June, 1994 - Vice President,
                                        Operations, Modami Services, Inc.; August, 1991 to
                                        August, 1993 - President, JTB Management, Inc.

William J. Cernugel                     October, 1993 - Senior Vice President, Finance &                  55
                                        Controller;  April, 1982 to October, 1993 - Vice President,
                                        Finance & Controller








Name                                    Current Position and Five-Year Business History                  Age


Raymond W. Gass                         July, 1997 - Senior Vice President, Law; March, 1989              60
                                        to June, 1997 - Vice President and General Counsel

John G. Horsman, Jr.                    January, 1994 - President, Alberto-Culver International,          59
                                        Inc.,   a  subsidiary   of   registrant;
                                        January,   1992  to   January,   1994  -
                                        Retired;  1978 to January,  1992 - Group
                                        Vice  President,  American Home Products
                                        Corporation

Thomas J. Pallone                       Vice President, Research and Development                          52

Michael H. Renzulli                     President, Sally Beauty Company, Inc., a subsidiary of            57
                                        registrant

Gary P. Schmidt                         July, 1997 - Vice President and General Counsel and
                                        Assistant Secretary; April, 1990 to June, 1997 -
                                        Vice-President and Secretary, Fujusawa USA, Inc.                  46


(1)   Leonard H. Lavin and Bernice E. Lavin are husband and wife.  Carol L. Bernick is the wife of Howard B.
      Bernick and the daughter of Mr. and Mrs. Lavin.


                                                      PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Information required for this Item is incorporated herein by reference to the section entitled "Market Price of Common Stock and Cash Dividends Per Share" and notes 3 and 4 of "Notes to Consolidated Financial Statements" in the registrant's annual report to stockholders for the year ended September 30, 1997.

ITEM 6.  SELECTED FINANCIAL DATA

Information required for this Item is incorporated herein by reference to the section entitled "Selected Financial Data" in the registrant's annual report to stockholders for the year ended September 30, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required for this Item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the registrant's annual report to stockholders for the year ended September 30, 1997.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required for this Item is incorporated herein by reference to the consolidated financial statements and notes and "Independent Auditors' Report" of KPMG Peat Marwick LLP in the registrant's annual report to stockholders for the year ended September 30, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required for this Item regarding the directors of the company and regarding delinquent filers pursuant to Item 405 of Regulation S-K is
incorporated   herein  by  reference  to  the  sections  entitled  "Election  of
Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", respectively, in the registrant's proxy statement for its annual meeting of stockholders on January 22, 1998. Information concerning Executive Officers of the registrant is included in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

Information required for this Item is incorporated herein by reference to the section entitled "Executive Compensation" in the registrant's proxy statement for its annual meeting of stockholders on January 22, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required for this Item is incorporated herein by reference to the sections entitled "Share Ownership of Directors and Executive Officers" and "Principal Stockholders" in the registrant's proxy statement for its annual meeting of stockholders on January 22, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required for this Item is incorporated herein by reference to the section entitled "Certain Business Relationships" in the registrant's proxy statement for its annual meeting of stockholders on January 22, 1998.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)     Documents filed as part of this report:

              1.     Financial statements:

                     The consolidated financial statements and notes to be included in Part II, Item 8 are incorporated by reference to the registrant's annual report to stockholders for the year ended September 30, 1997, which is filed as an exhibit to this report.

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

                     3(i)(b) Copy of the amendment to the Restated Certificate of Incorporation of Alberto-Culver Company (filed as Exhibit 3(i)(c) and incorporated herein by reference from the company's Form 10-Q Quarterly Report for the quarter ended March 31, 1997).

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

                     4 (b) Copy of Indenture dated June 30, 1995 by and between Alberto-Culver Company as Issuer and Bankers Trustee Company Limited as Trustee of 5 - 1/2% Convertible Subordinated Debentures due June 30, 2005 (filed as
                                           Exhibit 4(c) incorporated herein by
                                           reference from the company's Form
                                           10-K Annual Report for the year ended
                                           September 30, 1995).

                     10 (a) Copy of Alberto-Culver Company Management Incentive Plan dated October 27, 1994, as amended *.

                     10 (b) Copy of Alberto-Culver Company Employee Stock Option Plan of 1988, as amended *(filed as Exhibit 10(b) and incorporated herein by reference from the company's Form 10-Q
                                           Quarterly Report for the quarter
                                           ended December 31, 1996).


                     10 (c) Copy of Alberto-Culver Company 1994 Shareholder Value Incentive Plan, as amended *.

                     10 (d) Copy of Alberto-Culver Company 1994 Restricted Stock Plan, as amended *(filed as Exhibit 10(d) and incor-porated herein by reference from the company's Form 10-Q Quarterly Report for the quarter ended December 31, 1996.)

                     10 (e) Copy of Alberto-Culver Company 1994 Stock Option Plan for Non-
                                           Employee Directors, as amended *.

                     10 (f) Copy of Split Dollar Life Insurance Agreement dated September 30, 1993 between Alberto-Culver Company and the trustee of the Lavin Survivorship Insurance Trust * (filed as Exhibit 10(e) and incorporated herein by reference from the company's Form 10-K Annual Report for the year ended September 30, 1993).

                     Exhibit
                     Number                     Description


                     10 (g) Form of Severance Agreement between Alberto-Culver Company and certain executive officers *(filed as Exhibit 10(f) and incorporated herein by ref-erence from the company's Form 10-Q Quarterly Report for the quarter ended December 31, 1996).

                     10 (h) Copy of Multicurrency Credit Agree-ment dated as of September 11, 1997 among Alberto-Culver Company, Bank of America National Trust and Savings Association as U.S. agent and the other financial institutions parties thereto.

                     11                    Computation of net earnings per share

                     13 Portions of annual report to stock-holders for the year ended September 30, 1997 incorporated herein by reference.

                     21                    Subsidiaries of the Registrant

                     23                    Consent of KPMG Peat Marwick LLP

                     27                    Financial Data Schedule


                      * This exhibit is a management contract or compensatory plan or arrangement of the registrant.



      (b)     Reports on Form 8-K:  None

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of December, 1997.

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

Signature                  Title                               Date

/s/ Leonard H. Lavin       Chairman of the Board               December 12, 1997
Leonard H. Lavin           and Director

/s/ Howard B. Bernick      President, Chief Executive          December 12, 1997
Howard B. Bernick          Officer and Director

/s/ Bernice E. Lavin       Vice Chairman, Secretary,           December 12, 1997
Bernice E. Lavin           Treasurer and Director

/s/ Carol L. Bernick       Executive Vice President,           December 12, 1997
Carol L. Bernick           Assistant Secretary and Director

/s/ William J. Cernugel    Senior Vice President,              December 12, 1997
William J. Cernugel        Finance & Controller (Principal
                           Financial & Accounting Officer)

/s/ Robert Abboud          Director                            December 12, 1997
A. Robert Abboud

/s/ A.G. Atwater, Jr.      Director                            December 12, 1997
A. G. Atwater, Jr.

/s/ Robert P. Gwinn        Director                            December 12, 1997
Robert P. Gwinn

/s/ Leander W. Jennings    Director                            December 12, 1997
Leander W. Jennings

/s/ Allan B. Muchin        Director                            December 12, 1997
Allan B. Muchin

/s/ Robert H. Rock         Director                            December 12, 1997
Robert H. Rock

/s/ Dr. Harold M. Visotsky Director                            December 12, 1997
Dr. Harold M. Visotsky

/s/ William W. Wirtz       Director                            December 12, 1997
William W. Wirtz

                              Independent Auditors' Report



        The Board of Directors and Stockholders
        Alberto-Culver Company:

        Under date of October 23, 1997, we reported on the consolidated balance sheets of Alberto-Culver Company and subsidiaries as of September 30, 1997 and 1996 and the related consolidated statements of earnings, retained earnings, and cash flows for each of the years in the three-year period ended September 30, 1997, as contained in the 1997 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 14(a)2 of the annual report on Form 10-K. This financial statement schedule is the responsibility of the company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                      /s/ KPMG PEAT MARWICK LLP

                                                          KPMG PEAT MARWICK LLP





        Chicago, Illinois
        October 23, 1997

                                                                    Schedule II



                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                        Valuation and Qualifying Accounts
                                   (Thousands)


                                                 Year Ended September 30,

                                          1997              1996           1995
Allowance for doubtful accounts:

   Balance at beginning of period       $8,208              5,663         5,497

   Additions (deductions):

      Charged to costs and expenses      5,664              6,309         3,277

      Uncollectible accounts
        written off, net of
        recoveries                      (4,820)            (4,326)       (3,187)

      Allowance for doubtful accounts
        of acquired company                 --                580            --

   Other                                   (10)               (18)           76
                                           ---                ---            --


   Balance at end of period              $9,042             8,208         5,663
                                         ======             =====         =====
                                                 -16-