Form 10-Q
period 1997-12-31
ALBERTO CULVER CO
filed 1998-02-12
CIK 3327

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

                                December 31, 1997

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



At December 31, 1997, there were 23,284,741 shares of Class A common stock outstanding and 33,532,480 shares of Class B common stock outstanding.

                               PART  I



ITEM 1.  FINANCIAL STATEMENTS


                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                       Consolidated Statements of Earnings
                  Three Months Ended December 31, 1997 and 1996
            (dollar amounts in thousands, except per share figures)



                                                                                         (Unaudited)
                                                                                   1997                  1996
Net sales                                                                      $ 445,400               426,105

Costs and expenses:
     Cost of products sold                                                       218,040               215,388
     Advertising, promotion, selling and administrative                          193,897               181,587
     Interest expense, net of interest income of $763
         in 1997 and $787 in 1996                                                  2,081                 2,392

     Total costs and expenses                                                    414,018               399,367

Earnings before non-recurring gain and provision for income taxes                 31,382                26,738

Non-recurring gain (Note 5)                                                           --                15,634

Earnings before provision for income taxes (Note 5)                               31,382                42,372

Provision for income taxes (Note 5)                                               11,690                15,784

Net earnings (Note 5)                                                          $  19,692                26,588

Net earnings per share (Notes 2, 3 and 5)

     Basic                                                                     $     .35                   .48

     Diluted                                                                   $     .32                   .44

Cash dividends paid per share (Note 2)                                         $     .05                  .045


See notes to consolidated financial statements.


                                          ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                                                Consolidated Balance Sheets
                                         December 31, 1997 and September 30, 1997
                                               (dollar amounts in thousands)

                                                                           (Unaudited)
                                                                          December 31,                September 30,
ASSETS                                                                          1997                         1997
Current assets:
   Cash and cash equivalents                                             $     56,892                      76,040
   Short-term investments                                                       6,298                      11,560
   Receivables, less allowance for doubtful
      accounts ($9,485 at 12/31/97 and $9,042 at 9/30/97)                     117,106                     120,774
   Inventories (Note 4)                                                       361,746                     343,868
   Other current assets                                                        30,116                      28,017
      Total current assets                                                    572,158                     580,259
Property, plant and equipment at cost, less accumulated
   depreciation ($165,908 at 12/31/97 and $159,155 at 9/30/97)                199,655                     190,998
Goodwill, net                                                                 117,145                     114,245
Trade names and other intangible assets, net                                   68,465                      70,155
Other assets                                                                   46,008                      44,402
   Total assets                                                            $1,003,431                  $1,000,059

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt and short-term borrowings        $      4,576                       4,943
   Accounts payable                                                           158,639                     174,322
   Accrued expenses                                                           107,778                     118,447
   Income taxes                                                                18,612                      13,540
      Total current liabilities                                               289,605                     311,252

Long-term debt                                                                 48,580                      49,441
Convertible subordinated debentures                                           100,000                     100,000
Deferred income taxes                                                          27,961                      25,490
Other liabilities                                                              16,308                      16,872

Stockholders' equity (Note 2): Common stock, par value $.22 per share:
      Class A authorized 75,000,000 shares; issued 24,442,931 shares            5,378                       5,378
      Class B authorized 75,000,000 shares; issued 37,710,664 shares            8,296                       8,296
   Additional paid-in capital                                                  96,812                      91,222
   Retained earnings                                                          475,787                     458,886
   Foreign currency translation                                               (25,534)                    (22,555)
                                                                              560,739                     541,227
   Lesstreasury stock at cost (Class A common shares:  1,158,190 at 12/31/97 and 1,833,315 at 9/30/97; Class B common shares:
      4,178,184 at 12/31/97 and at 9/30/97)                                   (39,762)                    (44,223)
         Total stockholders' equity                                           520,977                     497,004
         Total liabilities and stockholders' equity                        $1,003,431                  $1,000,059

See notes to consolidated financial statements.




                                             ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                                              Consolidated Statements of Cash Flows
                                          Three months Ended December 31, 1997 and 1996
                                                  (dollar amounts in thousands)



                                                                                                     (Unaudited)
                                                                                       1997                  1996

Cash Flows from Operating Activities:
Net earnings                                                                          $19,692           26,588

Adjustments  to  reconcile  net  earnings  to net  cash  provided  by  operating activities:
     Depreciation and amortization                                                     10,035            8,942
     Non-recurring gain                                                                    --          (15,634)
     Other, net                                                                         5,316           (2,706)
     Cash effects of changes in:
       Receivables, net                                                                (1,184)           6,268
       Inventories                                                                    (17,286)          (8,888)
       Other current assets                                                               306           (1,911)
       Accounts payable and accrued expenses                                          (22,230)          (1,582)
       Income taxes                                                                     7,562           14,886
     Net cash provided by operating activities                                          2,211           25,963

Cash Flows from Investing Activities:

Short-term investments                                                                  5,262           (1,054)
Capital expenditures                                                                  (16,076)          (9,009)
Payments for purchased businesses, net of acquired companies' cash                     (7,001)          (6,215)
Proceeds from insurance settlement                                                         --           28,000
Other, net                                                                                604              866
   Net cash used by investing activities                                              (17,211)          12,588

Cash Flows from Financing Activities:

Short-term borrowings                                                                    (106)           1,831
Proceeds from long-term debt                                                              464              927
Repayments of long-term debt                                                             (311)            (302)
Cash dividends paid                                                                    (2,808)          (2,504)
Cash proceeds from exercise of stock options                                            8,884            2,850
Stock purchased for treasury                                                           (8,015)            (994)
   Net cash used by financing activities                                               (1,892)           1,808

Effect of foreign exchange rate changes on cash                                        (2,256)             368
Net increase (decrease) in cash and cash equivalents                                  (19,148)          40,727

Cash and cash equivalents at beginning of period                                       76,040           66,211

Cash and cash equivalents at end of period                                           $ 56,892          106,938

See notes to consolidated financial statements.

                        ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


     (l) The consolidated financial statements contained in this report have not been examined by independent public accountants, except for balance sheet information presented at September 30, 1997. However, in the opinion of the company, the consolidated financial statements reflect all adjust- ments, which include only normal adjustments, necessary to present fairly the data contained therein. The results of operations for the periods covered are not necessarily indicative of results for a full year.

     (2) On January 23, 1997, the company announced a 100% stock dividend on its Class A and Class B outstanding shares. The new shares were distributed February 20, 1997 to shareholders of record at the close of business on February 3, 1997. The stock dividend was distributed only on outstanding shares and not on shares held in the treasury. All share and per share information in this report, except for treasury shares, has been restate to reflect the 100% stock dividend. The company also announced on January 22, 1998 an increase in the cash dividend on Class A and Class B common stock, raising the quarterly dividend 20.0% to 6 cents per share or 24 cents annually. The cash dividend is payable February 20, 1998 to stockholders of record on February 2, 1998.

     (3) The company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which requires the dual presentation of basic and diluted earnings per share, replacing the primary and fully-diluted disclosures previously required. As a result, all prior period earnings per share amounts have been restated to conform to the current year's presentation. Basic earnings per share is calculated using the weighted average of actual shares outstanding of 56,354,000 and 55,773,000 for the three months ended December 31, 1997 and 1996, respectively, after giving effect to the 100% stock dividend described in Note 2. Diluted earnings per share are determined by dividing net earnings before interest expense (net of tax benefit) on the convertible subordinated debentures by the weighted average shares outstanding, including common stock equivalents, after giving effect to common shares to be issued assuming conversion of the convertible subordinated debentures to Class A common stock. Diluted weighted average shares outstanding were 63,656,000 and 63,012,000 for the three months ended December 31, 1997 an 1996, respectively, after giving effect to the 100% stock dividend described in Note 2.



(4) Inventories consist of the following:

                                                 (in thousands)
                                           December 31,    September 30,
                                               1997             1997
                                               ----             ----

      Finished goods                       $311,180           292,441
      Work-in-process                         8,119             7,252
      Raw materials                          42,447            44,175
                                             ------            ------


                                           $361,746           343,868
                                           ========           =======

     (5) In the first quarter of fiscal year 1997, the company received a $28.0 million insurance settlement from the loss of its corporate airplane. The effect on the company's earnings was a non-recurring pre-tax gain of $15.6 million and an increase in net earnings of $9.8 million. Accordingly, basic earnings per share increased $0.17 and on a diluted basis rose $0.16.

     The following table provides pro-forma information for the first quarter of the fiscal year excluding the non-recurring gain (in thousands, except per share data):
                                                   Quarter Ended December 31
                                                      1997              1996

               Pre-tax earnings                   $ 31,382            26,738
               Net earnings                       $ 19,692            16,777

               Net earnings per share:
                  Basic                             $ 0.35              0.30
                  Diluted                           $ 0.32              0.28

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

FIRST QUARTER ENDED DECEMBER 31, 1997 V.S. FIRST QUARTER ENDED DECEMBER 31, 1996

The company achieved record first quarter net sales of $445.4 million in fiscal year 1998, up $19.3 million or 4.5% over the comparable period of fiscal year 1997. Net earnings for the three months ended December 31, 1997 were $19.7 million or 25.9% lower than the same period of the prior year, which included a non-recurring gain. Basic earnings per share were 35 cents and 32 cents on a diluted basis.

As described in Note 5, the company received a $28.0 million insurance settlement from the loss of its corporate airplane in the first quarter of fiscal year 1997. As a result, the company recognized a non-recurring, pre-tax gain of $15.6 million and an increase to net earnings of $9.8 million. Accordingly, last year's first quarter basic earnings per share increased 17 cents while diluted earnings per share increased 16 cents.

On a pro-forma basis, net earnings before the non-recurring gain were a record for the first quarter at $19.7 million, 17.4% higher than the same period of the prior year. Pro-forma basic earnings per share were 35 cents, a 5 cents or 16.7% increase over last year. Pro-forma diluted earnings per share increased 4 cents or 14.3% to 32 cents.

The following table presents net sales information by business segment for the first quarter of fiscal years 1998 and 1997:

FIRST QUARTER
(dollars in millions)
                                           Fiscal Year          Dollar   Percent
Net sales:                               1998       1997        Change    Change
Consumer products:
    Alberto-Culver USA                 $106.2      107.6        (1.4)     (1.4)%
    Alberto-Culver International        112.5      112.9         (.4)      (.3)
    Total consumer products             218.7      220.5        (1.8)      (.8)
Specialty distribution - Sally          230.8      208.7        22.1      10.6
Eliminations                             (4.1)      (3.1)       (1.0)    (32.9)
                                       $445.4      426.1        19.3       4.5%


          Compared to the same period of the prior year, sales of Alberto-Culver USA consumer products decreased $1.4 million or 1.4% for the first quarter of fiscal year 1998. The decrease was primarily due to lower sales for custom label filling operations partially offset by higher sales of the TRESemme, Cortexx and TCB hair care lines and St. Ives lotions.

          Sales of Alberto-Culver International consumer products were $112.5 million for the current quarter, essentially flat when compared to last year. Sales for the first quarter of fiscal year 1998 were negatively impacted by the effect of foreign exchange rates. Had foreign exchange rates this year been the same as the first quarter of fiscal 1997, Alberto-Culver International sales would have increased 8.1% driven by strong results in Latin America and Europe.

          The "Specialty distribution-Sally" business segment achieved a sales increase of $22.1 million or 10.6%, reaching $230.8 million in sales for the quarter ended December 31, 1997. The gain was attributable to higher sales for established Sally Beauty Company outlets, the addition of stores during the year and the expansion of Sally's full service and foreign operations. At December 31, 1997, Sally Beauty Company had 1,888 stores offering a full range of professional beauty supplies.

          Cost of products sold as a percent of net sales for the three month period ended December 31, 1997 was 49.0% as compared to 50.5% for the first quarter of the prior year. The decrease was primarily due to cost savings and a change in product mix favoring higher margin products for Alberto-Culver USA.

          Advertising, promotion, selling and administrative expenses for the December 31, 1997 quarter rose 6.8% or $12.3 million versus the comparable period of the prior year. The increase resulted from additional advertising, promotion and market research expenditures for Alberto-Culver USA along wited with the increase in the number of Sally Beauty Company stores.h higher selling and administrative costs associated with the increase in the number of Sally Beauty Company stores.

          Advertising, promotion and market research expenditures totaled $62.1 million for the current period versus $56.0 million for the comparable period of the prior year. The increase was primarily due to higher expenses for Alberto-Culver USA including the introduction of new products.

          Interest expense was $2.8 million for the first quarter of fiscal year 1998 versus $3.2 million for the comparable prior period. The lower interest expense was primarily attributable to a reduction of outstanding revolving debt and the effect of foreign exchange rates. Interest income was $763,000 for the quarter ended December 31, 1997 versus $787,000 in the prior year.

          The provision for income taxes as a percentage of earnings before income taxes was 37.25% for the first quarter of fiscal years 1998 and 1997.


FINANCIAL CONDITION

DECEMBER 31, 1997 V.S. SEPTEMBER 30, 1997


          The ratio of current assets to current liabilities was 1.98 to 1.00 at the end of the first quarter of fiscal year 1998 compared to 1.86 to
          1.00 at September 30, 1997. Working capital of $282.6 million was $13.6 million higher than the September 30, 1997 balance of $269.0 million primarily due to increased inventory levels and lower accounts payable and accrued expenses.

          Total borrowings decreased $1.2 million during the first three months of fiscal year 1998. At December 31, 1997, the company had $200 million available under its revolving credit facility.

                                      PART II





ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:


        10(b) Copy of Alberto-Culver Company Employee Stock Option Plan of 1988, as amended.*


        10(e) Copy of Alberto-Culver Company 1994 Stock Option Plan for Non-Employee Directors, as amended.*


        27      Financial Data Schedule


                * This exhibit is a management contract or compensatory plan or arrangement of the registrant.

(b)     Reports on Form 8-K:

        No report on Form 8-K was filed by the registrant during the quarter ended December 31, 1997.

                                     SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                  ALBERTO-CULVER COMPANY
                                       (Registrant)





                                  By:/s/ William J. Cernugel
                                  --------------------------
                                     William J. Cernugel
                                     Senior Vice President, Finance & Controller
                                    (Principal Financial Officer)
















February 10, 1998