Form 10-Q
period 1998-03-31
ALBERTO CULVER CO
filed 1998-05-14
CIK 3327

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

                                 March 31, 1998

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

At March 31, 1998, there were 23,325,895 shares of Class A common stock outstanding and 33,532,480 shares of Class B common stock outstanding.

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                       Consolidated Statements of Earnings
                   Three Months Ended March 31, 1998 and 1997
             (dollar amounts in thousands, except per share figures)



                                                                                         (Unaudited)
                                                                      1998                  1997
Net sales                                                          $455,195               439,577

Costs and expenses:
     Cost of products sold                                          225,770               218,057
     Advertising, promotion, selling and administrative             196,054               191,118
     Interest expense, net of interest income of $619
         in 1998 and $857 in 1997                                     2,163                 2,067
                                                                      -----                 -----

     Total costs and expenses                                       423,987               411,242
                                                                    -------               -------

Earnings before provision for income taxes                           31,208                28,335

Provision for income taxes                                           11,625                10,554
                                                                     ------                ------

Net earnings                                                     $   19,583                17,781
                                                                 ==========                ======

Net earnings per share (Notes 2 and 3)

     Basic                                                       $      .34                   .32
                                                                 ==========                   ===

     Diluted                                                     $      .32                   .29
                                                                 ==========                   ===

Cash dividends paid per share (Note 2)                           $      .06                   .05
                                                                 ==========                   ===









See notes to consolidated financial statements.


                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                       Consolidated Statements of Earnings
                    Six Months Ended March 31, 1998 and 1997
             (dollar amounts in thousands, except per share figures)




                                                                                              (Unaudited)
                                                                             1998                  1997
Net sales                                                                 $900,595               865,682

Costs and expenses:
     Cost of products sold                                                 443,810               433,445
     Advertising, promotion, selling and administrative                    389,951               372,705
     Interest expense, net of interest income of $1,382
         in 1998 and $1,644 in 1997                                          4,244                 4,459
                                                                             -----                 -----

     Total costs and expenses                                              838,005               810,609
                                                                           -------               -------

Earnings before non-recurring gain and provision for income taxes           62,590                55,073

     Non-recurring gain (Note 5)                                                --                15,634
                                                                            ------                ------

Earnings before provision for income taxes                                  62,590                70,707

Provision for income taxes (Note 5)                                         23,315                26,338
                                                                            ------                ------

Net earnings (Note 5)                                                     $ 39,275                44,369
                                                                          ========                ======

Net earnings per share of common stock (Notes 2, 3 and 5)

     Basic                                                                $    .69                   .80
                                                                          ========                   ===

     Diluted                                                              $    .64                   .73
                                                                          ========                   ===

Cash dividends paid per share (Note 2)                                    $    .11                  .095
                                                                          ========                  ====










See notes to consolidated financial statements.


                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                           Consolidated Balance Sheets
                      March 31, 1998 and September 30, 1997
             (dollar amounts in thousands, except per share figures)

                                                                           (Unaudited)
                                                                            March 31,                 September 30,
ASSETS                                                                          1998                        1997
     Current assets:
   Cash and cash equivalents                                             $     78,811                      76,040
   Short-term investments                                                       5,009                      11,560
   Receivables, less allowance for doubtful
      accounts ($9,567 at 3/31/98 and $9,042 at 9/30/97)                      114,718                     120,774
   Inventories (Note 4)                                                       357,552                     343,868
   Other current assets                                                        25,925                      28,017
                                                                               ------                      ------
      Total current assets                                                    582,015                     580,259
                                                                              -------                     -------
Property, plant and equipment at cost, less accumulated
   depreciation ($171,277 at 3/31/98 and $159,155 at 9/30/97)                 201,991                     190,998
Goodwill, net                                                                 116,215                     114,245
Trade names and other intangible assets, net                                   67,658                      70,155
Other assets                                                                   45,392                      44,402
                                                                               ------                      ------
   Total assets                                                            $1,013,271                  $1,000,059
                                                                           ==========                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt and short-term borrowings          $    3,730                       4,943
   Accounts payable                                                           155,892                     174,322
   Accrued expenses                                                           108,837                     118,447
   Income taxes                                                                22,052                      13,540
                                                                               ------                      ------
      Total current liabilities                                               290,511                     311,252
                                                                              -------                     -------

Long-term debt                                                                 46,330                      49,441
Convertible subordinated debentures                                           100,000                     100,000
Deferred income taxes                                                          25,690                      25,490
Other liabilities                                                              16,274                      16,872

Stockholders' equity (Note 2): Common stock, par value $.22 per share:
      Class A authorized 75,000,000 shares; issued 24,442,931 shares            5,378                       5,378
      Class B authorized 75,000,000 shares; issued 37,710,664 shares            8,296                       8,296
   Additional paid-in capital                                                  96,550                      91,222
   Retained earnings                                                          491,949                     458,886
   Foreign currency translation                                               (27,583)                    (22,555)
                                                                              -------                     -------
                                                                              574,590                     541,227
   Less treasury stock at cost (Class A common shares: 1,117,036 at 3/31/98 and 1,833,315 at 9/30/97;  Class B common
      shares:  4,178,184 at 3/31/98 and at 9/30/97) (Note 6)                  (40,124)                    (44,223)
                                                                              -------                     -------
         Total stockholders' equity                                           534,466                     497,004
                                                                              -------                     -------
         Total liabilities and stockholders' equity                        $1,013,271                  $1,000,059
                                                                           ==========                  ==========




See notes to consolidated financial statements.


                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                    Six months Ended March 31, 1998 and 1997
                          (dollar amounts in thousands)


                                                                                                        (Unaudited)
                                                                                     1998                  1997
Cash Flows from Operating Activities:

Net earnings                                                                          $39,275           44,369

Adjustments  to  reconcile  net  earnings  to net
  cash  provided  by  operating activities:
     Depreciation and amortization                                                     19,721           17,888
     Non-recurring gain                                                                    --          (15,634)
     Other, net                                                                        (1,216)          (2,114)
     Cash effects of changes in:
       Receivables, net                                                                 5,210           (2,949)
       Inventories                                                                     (9,792)         (18,422)
       Other current assets                                                               662           (3,172)
       Accounts payable and accrued expenses                                          (27,165)           6,713
       Income taxes                                                                    12,038            9,134
                                                                                       ------            -----
     Net cash provided by operating activities                                         38,733           35,813
                                                                                       ------           ------

Cash Flows from Investing Activities:

Short-term investments                                                                  6,551           (2,154)
Capital expenditures                                                                  (26,249)         (30,074)
Payments for purchased businesses, net of acquired companies' cash                     (7,050)         (13,670)
Proceeds from insurance settlement                                                         --           28,000
Other, net                                                                                622            1,621
                                                                                          ---            -----
   Net cash used by investing activities                                              (26,126)         (16,277)
                                                                                      -------          -------

Cash Flows from Financing Activities:

Short-term borrowings                                                                    (773)           2,527
Proceeds from long-term debt                                                              404              927
Repayments of long-term debt                                                           (3,540)            (826)
Cash dividends paid                                                                    (6,222)          (5,298)
Cash proceeds from exercise of stock options                                           10,644            4,314
Stock purchased for treasury                                                          (10,650)          (1,138)
                                                                                      -------           ------
   Net cash provided (used) by financing activities                                   (10,137)             506
                                                                                      -------              ---

Effect of foreign exchange rate changes on cash                                           301             (816)
                                                                                          ---             ----
Net increase in cash and cash equivalents                                               2,771           19,226

Cash and cash equivalents at beginning of period                                       76,040           66,211
                                                                                       ------           ------

Cash and cash equivalents at end of period                                           $ 78,811           85,437
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

      Basic earnings per share are calculated using the weighted average of actual shares outstanding of 56,886,000 and 56,006,000 for the three months ended March 31, 1998 and 1997, respectively, and 56,646,000 and 55,866,000 for the six months ended March 31, 1998 and 1997, respectively, after giving effect to the 100% stock dividend described in Note 2.

      Diluted earnings per share are determined by dividing net earnings before interest expense (net of tax benefit) on the convertible subordinated debentures by the weighted average shares outstanding, including common stock equivalents, after giving effect to common shares to be issued assuming conversion of the convertible subordinated debentures to Class A common stock. Diluted weighted average shares outstanding were 64,124,000 and 63,494,000 for the three months ended March 31, 1998 and 1997, respectively, and 63,884,000 and 63,229,000 for the six months ended March 31, 1998 and 1997, respectively, after giving effect to the 100% stock dividend described in Note 2.

(4) Inventories consist of the following:
                                                              (in thousands)
                                                   March 31,       September 30,
                                                    1998               1997
                                                    ----               ----
                 Finished                        $307,456           292,441
                 Work-in-proces                     7,010             7,252
                 Raw materials                     43,086            44,175
                                                   ------            ------

                                                 $357,552           343,868
                                                 ========           =======

                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(5) In the first quarter of fiscal year 1997, the company received a $28.0 million insurance settlement from the loss of its corporate airplane. The effect on the company's earnings in fiscal 1997 was a non-recurring pre-tax gain of $15.6 million and an increase in net earnings of $9.8 million. Accordingly, basic earnings per share increased $0.18 and on a diluted basis rose $0.16.

      The following table provides pro-forma information for the first six months of the fiscal year excluding the non-recurring gain (in thousands, except per share data):


                                                          1998              1997

                   Pre-tax earnings                   $ 62,590            55,073
                                                      ========            ======
                   Net earnings                       $ 39,275            34,558
                                                      ========            ======

                   Net earnings per share:
                      Basic                             $ 0.69              0.62
                                                        ======              ====
                      Diluted                           $ 0.64              0.57
                                                        ======              ====


(6) On January 22, 1998, the Board of Directors authorized the purchase of up to 3.0 million shares of the Company's Class A common stock within the next 24 months. As of March 31, 1998, the company had purchased 94,300 Class A shares under the stock buyback program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

SECOND QUARTER AND SIX MONTHS ENDED MARCH 31, 1998 COMPARED TO QUARTER AND SIX MONTHS ENDED MARCH 31, 1997

The company achieved record net sales of $455.2 million in the second quarter of fiscal year 1998, up $15.6 million or 3.6% over the comparable quarter of fiscal year 1997. For the six month period ending March 31, 1998, net sales reached a new high of $900.6 million, representing a 4.0% increase compared to last year's six month period.

As described in Note 5, during the first quarter of fiscal year 1997, the company received a $28.0 million insurance settlement from the loss of its corporate airplane. As a result, the company recognized a non-recurring pre-tax gain of $15.6 million and an increase to net earnings of $9.8 million. Accordingly, last year's basic earnings per share for the first half increased 18 cents and diluted earnings per share increased 16 cents as a result of the non-recurring gain.

Net earnings for the three months ended March 31, 1998 were also a record for the second quarter at $19.6 million or 10.1% higher than the same period of the prior year. Basic earnings per share of 34 cents were 2 cents or 6.3% higher than the same period last year. Diluted earnings per share were 32 cents, up 3 cents or 10.3% from the prior year.

On a pro-forma basis for the six months ended March 31, 1998, net earnings before the non-recurring gain were a record at $39.3 million or 13.6% higher than the same period of the prior year. Pro-forma basic earnings per share were 69 cents, representing a 7 cent or 11.3% increase over last year. Pro-forma diluted earnings per share increased 7 cents or 12.3% to 64 cents.

The following table presents net sales information by business segment for the second quarter and first six months of fiscal years 1998 and 1997 (dollars in millions):

SECOND QUARTER
                                      Fiscal Year          Dollar      Percent
Net sales:                          1998       1997        Change      Change
                                    ----       ----
Consumer products:
    Alberto-Culver USA             $105.5      117.2       (11.7)     (10.0)%
    Alberto-Culver International    111.9      110.2         1.7        1.5
                                    -----      -----         ---
    Total consumer products         217.4      227.4       (10.0)      (4.4)
Specialty distribution - Sally      241.6      215.6        26.0       12.1
Eliminations                         (3.8)      (3.4)       (0.4)     (10.0)
                                     ----       ----        ----
                                   $455.2      439.6        15.6        3.6%
                                   ======      =====        ====

SIX MONTHS
                                      Fiscal Year           Dollar      Percent
Net sales:                           1998       1997        Change      Change
                                     ----       ----
Consumer products:
    Alberto-Culver USA             $211.7      224.8       (13.1)      (5.8)%
    Alberto-Culver International    224.4      223.1         1.3        0.6
                                    -----      -----         ---
    Total consumer products         436.1      447.9       (11.8)     ( 2.6)
Specialty distribution - Sally      472.4      424.3        48.1       11.3
Eliminations                         (7.9)      (6.5)      ( 1.4)     (20.8)
                                     ----       ----        ----
                                   $900.6      865.7        34.9        4.0%
                                   ======      =====        ====

Compared to the same periods of the prior year, sales of Alberto-Culver USA consumer products decreased 10.0% and 5.8% for the current quarter and first half of fiscal 1998, respectively. The 1998 decreases were primarily due to lower sales for custom label filling operations and Alberto VO5 hair care products, partially offset by higher sales of the TRESemme and TCB hair care lines and St. Ives Swiss Formula lotions.


Sales of Alberto-Culver International consumer products increased 1.5% in the second quarter and 0.6% in the first half compared to last year. The fiscal 1998 results were negatively impacted by the effect of foreign exchange rates. Had foreign exchange rates this year been the same as the second quarter and first half of fiscal 1997, Alberto-Culver International sales would have increased 8.1% in the second quarter and 8.0% for the first half primarily due to strong sales increases in Latin America, Europe and Scandinavia.

The "Specialty distribution-Sally" business segment experienced sales increases of $26.0 million or 12.1% for the second quarter of fiscal 1998 and $48.1 million or 11.3% for the first half. The gains were attributable to higher sales for established Sally Beauty Company outlets, the addition of new stores during the year and the expansion of Sally's full service and foreign operations. At March 31, 1998, Sally Beauty Company had 1,926 stores offering a full range of professional beauty supplies.

Cost of products sold as a percent of net sales was 49.6% for the second quarter of 1998 and 1997. Cost of products sold as a percent of net sales for the first half decreased to 49.3% compared to 50.1% in the prior year. The decrease for the first half was primarily due to cost savings and a change in product mix favoring higher margin products for Alberto-Culver USA.

Compared to the prior year, advertising, promotion, selling and administrative expenses rose 2.6% or $4.9 million for the second quarter and 4.6% or $17.2 million for the six months ended March 31, 1998. The second quarter increase resulted from higher selling and administrative costs associated with the increase in the number of Sally Beauty Company stores and a charge to provide for the closing of a Cederroth manufacturing facility in Holland. In addition, first half expenses were higher due to increased advertising, promotion and market research expenses.

Advertising, promotion and market research expenditures totaled $63.3 million in the second quarter of 1998, a decrease of 0.2% versus the prior year. Advertising, promotion and market research expenditures for the first half of fiscal year 1998 were $125.4 million, an increase of 5.0% over last year. The first half increase was primarily due to higher expenditures for Alberto-Culver USA and Alberto-Culver International, principally in Latin America, Europe and Canada.

Interest expense decreased $142,000 or 4.9% for the second quarter and $477,000 or 7.8% for the first half versus the comparable periods of last year. The decreases were primarily attributable to a reduction in outstanding revolving debt and the effect of foreign exchange rates. Interest income decreased $238,000 or 27.8% in the second quarter and $262,000 or 15.9% in the first half versus the same periods of fiscal 1997. The decreases principally resulted from lower investment balances in fiscal 1998.

The provision for income taxes as a percentage of earnings before income taxes was 37.25% for the second quarter and first half of fiscal years 1998 and 1997.

FINANCIAL CONDITION

MARCH 31, 1998 COMPARED TO SEPTEMBER 30, 1997

Working capital of $291.5 million increased $22.5 million since September 30, 1997. The ratio of current assets to current liabilities was 2.00 to 1.00 at March 31, 1998 compared to 1.86 to 1.00 at September 30, 1997. Working capital increased primarily due to higher inventories and lower accounts payable and accrued expenses.

Total borrowings decreased $4.3 million during the first six months of fiscal year 1998 primarily due to a decrease in outstanding revolving debt. At March 31, 1998, the company had $200 million available under its domestic revolving credit facility.

                                     PART II


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders on January 22, 1998, Robert P. Gwinn, William W. Wirtz and A.G. Atwater, Jr. were elected as directors of the company. Mr. Gwinn received a Class A and Class B common stockholder vote of 18,668,579 and 28,227,278 shares "for" and 1,163,211 and 2, 643,171 shares "withheld", respectively. Mr. Wirtz received a Class A and Class B common stockholder vote of 19,800,480 and 30,799,953 shares "for" and 31,310 and 70,496 shares
"withheld", respectively. Mr. Atwater received a Class A and Class B common stockholder vote of 19,804,406 and 30,806,010 shares "for" and 27,384 and 64,439 "withheld", respectively.

Class A common stock has a one-tenth vote per share and Class B common stock has one vote per share.

Stockholders  at the  annual  meeting  voted on an  amendment  to the  company's
Employee Stock Option Plan of 1988 to increase the total number of Class A shares available for grant by 4,000,000 shares. The amendment was approved by a Class A and Class B stockholder vote of 12,598,684 and 25,118,966 shares "for"; 3,354,938 and 3,538,349 shares "against"; and 45,947 and 94,664 shares
"abstaining", respectively.

In addition, stockholders at the annual meeting voted on an amendment to the company's 1994 Stock Option Plan for Non- Employee Directors to increase the total number of Class A shares available for grant by 60,000 shares. The amendment was approved by a Class A and Class B stockholder vote of 14,409,510 and 28,161,387 shares "for"; 1,539,894 and 486,450 shares "against"; and 50,165 and 104,141 shares "abstaining", respectively.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        27        Financial Data Schedule

        27a       Amended Financial Data Schedule


(b)     Reports on Form 8-K:

        No report on Form 8-K was filed by the registrant during the quarter ended March 31, 1998.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        ALBERTO-CULVER COMPANY
                                       (Registrant)





                                         By:/s/   William J. Cernugel
                                            ----------------------------
                                            William J. Cernugel
                                            Senior Vice President, Finance
                                           (Principal Financial Officer)













May 13, 1998