Form 10-Q
period 1998-06-30
ALBERTO CULVER CO
filed 1998-08-13
CIK 3327

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

                                 June 30, 1998

                                     -OR-

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-5050

                            ALBERTO-CULVER COMPANY
       -----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                      36-2257936
-------------------------------                   -------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


                        2525 Armitage Avenue
                       Melrose Park, Illinois                 60160
              ----------------------------------------      ----------
              (Address of principal executive offices)      (Zip code)


Registrant's telephone number, including area code: (708) 450-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  YES  X    NO
                                       -----    -----


At June 30, 1998, there were 21,969,804 shares of Class A common stock outstanding and 33,147,471 shares of Class B common stock outstanding.

                                    PART  I


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Earnings
                   Three Months Ended June 30, 1998 and 1997
            (dollar amounts in thousands, except per share figures)


                                                                               (Unaudited)
                                                                               -----------
                                                                            1998         1997
                                                                          --------      -------
Net sales                                                                 $467,480      456,210

Costs and expenses:

  Cost of products sold                                                    227,104      226,734
  Advertising, promotion, selling and administrative                       204,475      196,797
  Interest expense, net of interest income
   of $921 in 1998 and $858 in 1997                                          2,189        2,066
                                                                          --------      -------
  Total costs and expenses                                                 433,768      425,597
                                                                          --------      -------
Earnings before provision for income taxes                                  33,712       30,613

Provision for income taxes                                                  12,557       11,403
                                                                          --------      -------

Net earnings                                                              $ 21,155       19,210
                                                                          ========      =======

Net earnings per share (Notes 2 and 3)
  Basic                                                                   $    .38          .34
                                                                          ========      =======
  Diluted                                                                 $    .35          .32
                                                                          ========      =======
Cash dividends paid per share (Note 2)                                    $    .06          .05
                                                                          ========      =======


See notes to consolidated financial statements.

                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Earnings
                   Nine Months Ended June 30, 1998 and 1997
            (dollar amounts in thousands, except per share figures)


                                                              (Unaudited)
                                                       ------------------------
                                                           1998          1997
                                                           ----          ----
Net sales                                              $1,368,075     1,321,892

Costs and expenses:

  Cost of products sold                                   670,914       660,179
  Advertising, promotion, selling and administrative      594,426       569,502
  Interest expense, net of interest income of $2,303
    in 1998 and $2,502 in 1997                              6,433         6,525
                                                       ----------     ---------
  Total costs and expenses                              1,271,773     1,236,206
                                                       ----------     ---------

Earnings before non-recurring gain and provision
  for income taxes                                         96,302        85,686

  Non-recurring gain (Note 5)                                  --        15,634
                                                       ----------     ---------

Earnings before provision for income taxes                 96,302       101,320

Provision for income taxes (Note 5)                        35,872        37,741
                                                       ----------     ---------

Net earnings (Note 5)                                 $    60,430        63,579
                                                      ===========     =========

Net earnings per share of common stock
  (Notes 2, 3 and 5)

  Basic                                               $      1.07          1.14
                                                      ===========     =========

  Diluted                                             $       .99          1.05
                                                      ===========     =========

Cash dividends paid per share (Note 2)                $       .17          .145
                                                      ===========     =========


See notes to consolidated financial statements.

                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                          Consolidated Balance Sheets
                     June 30, 1998 and September 30, 1997
            (dollar amounts in thousands, except per share figures)

                                                                  (Unaudited)
                                                                    June 30,       September 30,
ASSETS                                                                1998              1997
------                                                            -----------      -------------
Current assets:
  Cash and cash equivalents                                        $  152,265             76,040
  Short-term investments                                                  909             11,560
  Receivables, less allowance for doubtful
    accounts ($9,682 at 6/30/98 and $9,042 at 9/30/97)                122,209            120,774
  Inventories (Note 4)                                                354,907            343,868
  Other current assets                                                 26,438             28,017
                                                                   ----------         ----------
    Total current assets                                              656,728            580,259
                                                                   ----------         ----------
Property, plant and equipment at cost, less accumulated
  depreciation ($178,700 at 6/30/98 and $159,155 at 9/30/97)          205,684            190,998
Goodwill, net                                                         123,565            114,245
Trade names and other intangible assets, net                           67,196             70,155
Other assets                                                           54,988             44,402
                                                                   ----------         ----------
  Total assets                                                     $1,108,161         $1,000,059
                                                                   ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Current maturities of long-term debt and short-term borrowings   $    6,869              4,943
  Accounts payable                                                    156,225            174,322
  Accrued expenses                                                    109,029            118,447
  Income taxes                                                         23,587             13,540
                                                                   ----------         ----------
    Total current liabilities                                         295,710            311,252
                                                                   ----------         ----------
Long-term debt (Note 7)                                               165,495             49,441
Convertible subordinated debentures (Note 8)                          100,000            100,000
Deferred income taxes                                                  28,270             25,490
Other liabilities                                                      17,839             16,872

Stockholders' equity (Note 2):
  Common stock, par value $.22 per share (Note 8):
    Class A authorized 75,000,000 shares; issued 24,442,940
      at 6/30/98 and 24,442,931 shares at 9/30/97                       5,378              5,378
    Class B authorized 75,000,000 shares; issued 37,710,655
      at 6/30/98 and 37,710,664 shares at 9/30/97                       8,296              8,296
  Additional paid-in capital (Note 8)                                  96,505             91,222
  Retained earnings                                                   509,750            458,886
  Foreign currency translation                                        (31,519)           (22,555)
                                                                   ----------         ----------
                                                                      588,410            541,227
Less treasury stock at cost (Class A common shares: 2,473,136 at 6/30/98 and 1,833,315 at 9/30/97;  Class B common
  shares:  4,563,184 at 6/30/98 and 4,178,184 at
  9/30/97) (Note 6)                                                   (87,563)           (44,223)
                                                                   ----------         ----------
    Total stockholders' equity                                        500,847            497,004
                                                                   ----------         ----------
    Total liabilities and stockholders' equity                     $1,108,161         $1,000,059
                                                                   ==========         ==========

See notes to consolidated financial statements.

                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                   Nine months Ended June 30, 1998 and 1997
                         (dollar amounts in thousands)


                                                                         (Unaudited)
                                                                -----------------------------
                                                                  1998                 1997
                                                                  ----                 ----
Cash Flows from Operating Activities:
------------------------------------

Net earnings                                                    $ 60,430               65,579
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Depreciation and amortization                                 29,398               27,005
    Non-recurring gain                                                --              (15,634)
    Other, net                                                    (1,437)                (802)
    Cash effects of changes in:
      Receivables, net                                              (571)
      Inventories                                                 (5,777)             (36,529)
      Other current assets                                           191                 (978)
      Accounts payable and accrued expenses                      (27,266)               2,193
      Income taxes                                                13,556                8,278
                                                                --------              -------
  Net cash provided by operating activities                       68,524               46,125
                                                                --------              -------
Cash Flows from Investing Activities:
------------------------------------

Short-term investments                                            10,651               (3,404)
Capital expenditures                                             (37,007)             (43,615)
Payments for purchased businesses, net of acquired
  companies' cash                                                (18,671)             (14,187)
Proceeds from insurance settlement                                    --               28,000
Other, net                                                        (2,556)              (5,162)
                                                                --------              -------
  Net cash used by investing activities                          (47,583)             (38,368)
                                                                --------              -------
Cash Flows from Financing Activities:
------------------------------------

Short-term borrowings                                               (721)               1,734
Proceeds from long-term debt                                     120,000                  500
Repayments of long-term debt                                      (3,850)              (1,225)
Debt issuance costs                                               (2,385)                  --
Cash dividends paid                                               (9,566)              (8,101)
Cash proceeds from exercise of stock options                      10,844                5,175
Stock purchased for treasury                                     (58,294)              (1,138)
                                                                --------              -------
  Net cash provided (used) by financing activities                56,028               (3,055)
                                                                --------              -------

Effect of foreign exchange rate changes on cash                     (744)                (936)
                                                                --------              -------

Net increase in cash and cash equivalents                         76,225                3,766

Cash and cash equivalents at beginning of period                  76,040               66,211
                                                                --------              -------

Cash and cash equivalents at end of period                      $152,265               69,977
                                                                ========              =======

  See notes to consolidated financial statements.

                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(1) The consolidated financial statements contained in this report have not been examined by independent public accountants, except for balance sheet information presented at September 30, 1997. However, in the opinion of the company, the consolidated financial statements reflect all adjustments, which include only normal adjustments, necessary to present fairly the data contained therein. The results of operations for the periods covered are not necessarily indicative of results for a full year.

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

     Basic earnings per share are calculated using the weighted average shares outstanding of 55,741,000 and 56,078,000 for the three months ended June 30, 1998 and 1997, respectively, and 56,346,000 and 55,913,000 for the nine months ended June 30, 1998 and 1997, respectively, after giving effect to the 100% stock dividend described in Note 2.

     Diluted earnings per share are determined by dividing net earnings before interest expense (net of tax benefit) on the convertible subordinated debentures by the weighted average shares outstanding, including common stock equivalents, after giving effect to common shares to be issued assuming conversion of the convertible subordinated debentures to Class A common stock. Diluted weighted average shares outstanding were 63,034,000 and 63,632,000 for the three months ended June 30, 1998 and 1997, respectively, and 63,590,000 and 63,322,000 for the nine months ended June 30, 1998 and 1997, respectively, after giving effect to the 100% stock dividend described in Note 2.

(4)  Inventories consist of the following:


                                 (in thousands)
                            -----------------------
                            June 30,  September 30,
                              1998        1997
                            --------  -------------
         Finished goods     $307,864        292,441
         Work-in-process       7,598          7,252
         Raw materials        39,445         44,175
                            --------        -------
                            $354,907        343,868
                            ========        =======



                                                           (Continued)

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

     The following table provides pro-forma information for the first nine months of the fiscal year excluding the non-recurring gain (in thousands, except per share data):

                                         1998     1997
                                        -------  ------
             Pre-tax earnings           $96,302  85,686
                                        =======  ======
             Net earnings               $60,430  53,768
                                        =======  ======

             Net earnings per share:
               Basic                    $  1.07    0.96
                                        =======  ======
               Diluted                  $  0.99    0.89
                                        =======  ======

(6) On January 22, 1998, the Board of Directors authorized the purchase of up to 3.0 million shares of the Company's Class A common stock within the next 24 months. As of June 30, 1998, the company had purchased 1,459,200 Class A shares under the stock buyback program. In addition, the Company purchased 385,000 shares of Class B common stock in April, 1998.

(7) On June 15, 1998, the company issued $120 million of 6.375% debentures due June 15, 2028. The debentures were priced at 99.359% of par for an effective yield of 6.463%. The debentures are subject to repayment, in whole or in part, on June 15, 2008, at the option of the holders. In addition, the company has the option to redeem the debentures at any time, in whole or in part, at a price equal to 100% of the principal amount plus accrued interest and, if applicable, a make-whole premium.

(8) On July 15, 1998, the Company's $100 million of convertible subordinated debentures due June 30, 2005 were converted into 6,169,878 shares of Class A common stock and $125,000 of the outstanding debentures were redeemed for cash. As a result of this transaction, the Company's long-term debt decreased by $100 million and stockholders' equity increased by $97.8 million after deducting $2.1 million of deferred financing costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

THIRD QUARTER AND NINE MONTHS ENDED JUNE 30, 1998 COMPARED TO QUARTER AND NINE MONTHS ENDED JUNE 30, 1997

The company achieved record net sales of $467.5 million in the third quarter of fiscal year 1998, up $11.3 million or 2.5% over the comparable quarter of fiscal year 1997. For the nine-month period ending June 30, 1998, net sales reached a new high of $1.37 billion, representing a 3.5% increase compared to last year's nine-month period.

Net earnings for the three months ended June 30, 1998 were a record for the third quarter at $21.2 million or 10.1% higher than the same period of the prior
year.   Basic earnings per share of 38 cents were 4 cents or 11.8% higher than the same period last year. Diluted earnings per share were 35 cents, up 3 cents or 9.4% from the prior year.

As described in Note 5, during the first quarter of fiscal year 1997, the company received a $28.0 million insurance settlement from the loss of its corporate airplane. As a result, the company recognized a non-recurring pre-tax gain of $15.6 million and an increase to net earnings of $9.8 million. Accordingly, last year's basic earnings per share for the first nine months increased 18 cents and diluted earnings per share increased 16 cents as a result of the non-recurring gain.

On a pro-forma basis for the nine months ended June 30, 1998, net earnings before the non-recurring gain were a record at $60.4 million or 12.4% higher than the same period of the prior year. Pro-forma basic earnings per share were $1.07, representing an 11 cent or 11.5% increase over last year. Pro-forma diluted earnings per share increased 10 cents or 11.2% to 99 cents.

The following table presents net sales information by business segment for the third quarter and first nine months of fiscal years 1998 and 1997 (dollars in millions):


THIRD QUARTER
                                      Fiscal Year
                                    ---------------     Dollar   Percent
Net sales:                          1998       1997     Change   Change
----------                          ----       ----     ------   ------
Consumer Products:
  Alberto-Culver USA              $  100.1     107.6      (7.5)    (7.0)%
  Alberto-Culver International       120.9     123.9      (3.0)    (2.4)
                                  --------   -------     -----
  Total Consumer Products            221.0     231.5     (10.5)    (4.5)
Specialty Distribution - Sally       250.5     229.1      21.4      9.3
Eliminations                          (4.0)     (4.4)      0.4      8.1
                                  --------   -------     -----
                                  $  467.5     456.2      11.3      2.5%
                                  ========   =======     =====

NINE MONTHS
                                      Fiscal Year
                                    ---------------     Dollar   Percent
Net sales:                          1998       1997     Change   Change
----------                          ----       ----     ------   ------
Consumer Products:
  Alberto-Culver USA              $  311.8     332.4     (20.6)    (6.2)%
  Alberto-Culver International       345.3     347.0      (1.7)    (0.5)
                                  --------   -------     -----
  Total Consumer Products            657.1     679.4     (22.3)    (3.3)
Specialty Distribution - Sally       722.8     653.4      69.4     10.6
Eliminations                         (11.8)    (10.9)     (0.9)    (9.2)
                                  --------   -------     -----
                                  $1,368.1   1,321.9      46.2      3.5%
                                  ========   =======     =====

Compared to the same periods of the prior year, sales of Alberto-Culver USA consumer products decreased 7.0% and 6.2% for the current quarter and first nine months of fiscal 1998, respectively. The third quarter decrease was primarily due to lower sales for custom label filling operations and St. Ives Swiss Formula facial products. In addition, the nine-month period was also affected by lower sales of Alberto VO5 hair care products.

Sales of Alberto-Culver International consumer products decreased 2.4% in the third quarter and 0.5% in the first nine months compared to last year. The fiscal 1998 results were negatively impacted by the effect of foreign exchange rates. Had foreign exchange rates this year been the same as the third quarter and first nine months of fiscal 1997, Alberto-Culver International sales would have increased 1.7% in the third quarter and 5.8% for the first nine months primarily due to sales increases in Latin America and Europe.

The "Specialty distribution-Sally" business segment experienced sales increases in fiscal 1998 of $21.4 million or 9.3% for the third quarter and $69.4 million or 10.6% for the first nine months. The gains were attributable to higher sales for established Sally Beauty Company outlets, the addition of new stores during the year and the expansion of Sally's full service and foreign operations. At June 30, 1998, Sally Beauty Company had 1,960 stores offering a full range of professional beauty supplies.

Cost of products sold as a percent of net sales was 48.6% for the third quarter of 1998 compared to 49.7% in 1997. Cost of products sold as a percent of net sales for the first nine months decreased to 49.0% compared to 49.9% in the prior year. The decreases were primarily due to cost savings and a change in product mix favoring higher margin products.

Compared to the prior year, advertising, promotion, selling and administrative expenses rose 3.9% or $7.7 million for the third quarter and 4.4% or $24.9 million for the nine months ended June 30, 1998. The third quarter increase resulted from higher selling and administrative costs associated with the increase in the number of Sally Beauty Company stores and increased advertising, promotion and market research expenses. In addition, year to date expenses were higher due to a charge to provide for the closing of a Cederroth manufacturing facility in Holland.

Advertising, promotion and market research expenditures totaled $74.7 million in the third quarter of 1998, an increase of 7.4% versus the prior year. Advertising, promotion and market research expenditures for the first nine months of fiscal year 1998 were $200.0 million, an increase of 5.9% over last year. The increases were primarily due to higher expenditures for Alberto-Culver USA and Alberto-Culver International, principally in Latin America, Europe and Canada.

Interest expense increased $186,000 or 6.4% for the third quarter and decreased $291,000 or 3.2% for the first nine months versus the comparable periods of last year. The third quarter increase was primarily due to interest expense related to the $120 million of 6.375% debentures issued on June 15, 1998. The nine-month decrease was primarily attributable to a reduction in outstanding revolving debt and the effect of foreign exchange rates.

Interest income increased $63,000 or 7.3% in the third quarter and decreased $199,000 or 8.0% in the first nine months versus the same periods of fiscal 1997. The increase for the quarter is primarily the result of investing the net proceeds from the debentures issued in June, 1998. The decrease for the first nine months resulted principally from lower investment balances in fiscal 1998.

The provision for income taxes as a percentage of earnings before income taxes was 37.25% for the third quarter and first nine months of fiscal years 1998 and 1997.

FINANCIAL CONDITION

JUNE 30, 1998 COMPARED TO SEPTEMBER 30, 1997

Working capital of $361.0 million increased $92.0 million since September 30, 1997. The ratio of current assets to current liabilities was 2.22 to 1.00 at June 30, 1998 compared to 1.86 to 1.00 at September 30, 1997. Working capital increased primarily due to the net proceeds from issuing $120 million of debentures and net earnings from operations, offset in part by funds used for investing and financing activities as shown in the Company's Consolidated Statement of Cash Flows.

Total borrowings increased $118.0 million during the first nine months of fiscal year 1998 primarily due to the issuance of $120 million of 6.375% debentures on June 15, 1998 (see Note 7). At June 30, 1998, the company had $200 million available under its domestic revolving credit facility.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein, if any, may contain forward-looking statements within the meaning or
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Security Exchange Act of 1934, as amended. Such statements are based on management's current expectations and assessments of risks and uncertainties and reflect various assumptions concerning anticipated results, which may or may not prove to be correct. Some of the factors that could cause actual results to differ materially from estimates or projections contained in such forward-looking statements include the pattern of brand sales, including variations in sales volume within periods; competition within the relevant product markets, including pricing, promotional activities, continuing customer acceptance of existing products and the ability to develop and successfully introduce new products; risks inherent in acquisitions and strategic alliances; changes in costs including changes in labor costs, raw material prices or promotional expenses; the costs and effects of unanticipated legal or administrative proceedings; variations in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, tax changes, legal and regulatory changes or other external factors over which the company has no control. The company disclaims any obligation to update any forward-looking statement in this Quarterly Report on Form 10-Q or any document incorporated herein by reference.

                                  PART II



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)  Exhibits:

     4(a) Indenture dated June 10, 1998 between Alberto-Culver Company and The First National Bank of Chicago, as Trustee.

     4(b)   Specimen of 6.375% Debentures due June 15, 2028.

     27     Financial Data Schedule

     27a    Amended Financial Data Schedule

(b)  Reports on Form 8-K:

     No report on Form 8-K was filed by the registrant during the quarter ended June 30, 1998.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               ALBERTO-CULVER COMPANY
                                 (Registrant)




                               By:/s/   William J. Cernugel
                                  ---------------------------------
                                  William J. Cernugel
                                  Senior Vice President, Finance
                                  (Principal Financial Officer)





August 7, 1998