Form 10-K
period 1998-09-30
ALBERTO CULVER CO
filed 1998-12-21
CIK 3327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED:

                               SEPTEMBER 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was re-quired to file such reports) and (2) has been subject to such filing require-ments for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of common stock held by non-affiliates (assuming for this purpose only that all directors and executive officers are affiliates) on November 20, 1998 was $485.9 million for Class A Common Stock and $412.5 million for Class B Common Stock.

At November 20, 1998, there were 23,914,132 shares of Class A Common Stock outstanding and 33,147,471 shares of Class B Common Stock outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II........   Portions of annual report to stockholders for the year
                         ended September 30, 1998, as specifically described herein.

Part III..............   Portions of proxy statement and notice of annual
                         meeting of stockholders on January 28, 1999, as specifically described herein.

                      FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference herein include certain forward- looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management's current expectations and assessments of risks and uncertainties and reflect various assumptions concerning anticipated results, which may or may not prove to be correct. Some of the factors that could cause actual results to differ materially from estimates or projections contained in such forward looking statements include the pattern of brand sales, including variations in sales volume within periods; competition within the relevant product markets, including pricing, promotional activities, continuing customer acceptance of existing products and the ability to develop and successfully introduce new products; risks inherent in acquisitions and strategic alliances; changes in costs including changes in labor costs, raw material prices or promotional expenses; the costs and effects of unanticipated legal or administrative proceedings; variations in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, tax changes, legal and regulatory changes or other external factors over which Alberto-Culver Company has no control. Alberto-Culver Company disclaims any obligation to update any forward-looking statement in this Annual Report on From 10-K or any incorporated document.

                               PART I
ITEM  1. BUSINESS

BUSINESS SEGMENTS AND GEOGRAPHIC AREA INFORMATION

Alberto-Culver Company and its consolidated subsidiaries (herein referred to collectively as the "company", unless indicated otherwise) have two principal business segments. One segment, "Consumer Products" principally includes developing, manufacturing, distributing and marketing branded consumer products worldwide and includes the company's Alberto-Culver USA and Alberto-Culver International business units. This segment also includes the manufacturing of custom label products for other companies and products intended for end use by institutions and industries. The second segment, "Specialty Distribution - Sally", consists of Sally Beauty Company, a specialty distributor of professional beauty supplies with 1,998 stores as of September 30, 1998 in the United States, Puerto Rico, the United Kingdom, Canada, Japan and Germany.

Financial information about business segments and geographic area information is incorporated herein by reference to the "Business Segments and Geographic Area Information" note of "Notes to Consolidated Financial Statements" in the company's annual report to stockholders for the year ended September 30, 1998.

PRODUCTS

The classes of products in the "Consumer Products" business segment include health and beauty care products as well as food and household products. Health and beauty care products accounted for approximately 41%, 43% and 43% of the company's consolidated net sales for the years ended September 30, 1998, 1997 and 1996, respectively. Food and household products accounted for approximately 6%, 7% and 8% of the company's consolidated net sales for the years ended September 30, 1998, 1997 and 1996, respectively.

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

The company's consumer products are sold in more than 120 countries. Through its Cederroth subsidiary, the company manufactures and markets health and beauty care products throughout Scandinavia and Europe. Major products include SALVE adhesive bandages, ALBERTO VO5 hair care products, SAMARIN antacids, SELTIN salt substitute, LACTACYD liquid soap, TOPZ cotton buds, SAVETTE wet wipes, BLIW liquid soaps, DATE anti-perspirants and cologne for women, FAMILY FRESH shampoo and shower products, SUKETTER artificial sweetener, HEMANENT home permanents, the ST. IVES SWISS FORMULA line of hair and skin care products, HTH and L300 skin care products and GRUMME TVATTSAPA detergents.

In the United Kingdom, the company markets, among other products, the ALBERTO VO5 line of hair care products, the ST. IVES SWISS FORMULA line of hair and skin care products, ALBERTO BALSAM shampoo and conditioner and the TRESemme line of hair care products. INDOLA professional hair colors, shampoos, conditioners and styling products are marketed throughout Europe and other international markets. Other international markets include Australia, Canada, Italy, Mexico, New Zealand and Puerto Rico.

The "Specialty Distribution - Sally" business segment represents the operations of Sally Beauty Company, Inc. which operates a network of cash-and-carry professional beauty supply stores and also sells professional beauty products to hairdressers, beauticians and cosmetologists through its full-service distributors. Sally stores provide salon owners, hairdressers and consumers with an extensive selection of hair care and skin care products, cosmetics, styling appliances and other beauty items. Sales of the "Specialty Distribution - Sally" business segment accounted for approximately 53%, 50% and 49% of the company's consolidated net sales for the years ended September 30, 1998, 1997 and 1996, respectively.

Many of the company's consumer products are developed in the company's laboratories. New products introduced by the company are assigned product managers who guide the products from development to the consumer. The product managers are responsible for the overall marketing plans for the products and coordinate advertising, promotion and market research activities.

MARKETING

The company allocates a large portion of its revenues to advertising, promotion and market research. Net earnings are materially affected by these expenditures, which are charged to income in the period incurred. Advertising, promotion and market research expenditures were $257.7 million in 1998, $255.3 million in 1997 and $208.4 million in 1996.

Advertising, promotion and market research expenditures relating to a new product will ordinarily constitute a higher percentage of sales than in the case of a well-established product. There can be no assurance that such expenditures will result in consumer acceptance and profitability for a product.

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

COMPETITION

The markets for the company's branded consumer products are highly competitive and sensitive to changes in consumer preferences and demands. The company's competitors range in size from large, highly diversified companies (some of which have substantially greater financial resources than the company) to small, specialized producers. The company competes on the basis of product quality and price and believes that brand loyalty and consumer acceptance are important factors. The company's markets are characterized by frequent introductions of competitive products and by the entry of other manufacturers as new competitors, both of which are typically accompanied by extensive advertising and promotional campaigns. Such campaigns are often very costly and can significantly affect the sales and earnings of the company and its competitors.

Sally Beauty Company experiences competition from local and regional professional beauty supply stores, full-service dealers calling directly on salons and a wide range of retail outlets carrying a limited selection of professional beauty products.

DISTRIBUTION IN THE UNITED STATES

Retail health and beauty care products and food and household products for Alberto-Culver USA are sold primarily through the company's sales force consisting of approximately 50 employees and 130 independent brokers calling upon wholesale drug establishments and retail outlets such as supermarkets, drug stores, mass merchandisers and variety stores.

Hair care products for the professional trade in the United States are sold by company sales representatives and brokers to beauty supply outlets and to beauty distributors who in turn sell to beauty salons, barber shops and beauty schools.

Sally Beauty Company sells professional beauty supplies through full-service distributors and its 1,998 stores located in 46 states, Puerto Rico, the United Kingdom, Canada, Japan and Germany. Sally's stores are self-service, cash-and-carry and are primarily located in shopping centers. Sally operates the world's largest chain of professional beauty supply stores and as such is a major customer of some of the company's competitors in the personal care products industry. Sally sells Alberto-Culver USA's professional hair care products, but these products represent only a small portion of Sally's selection of salon brands.

FOREIGN OPERATIONS

Products  of the  company  are sold in more  than 120  countries  or  geographic
regions,   primarily   through   direct  sales  by   subsidiaries,   independent
distributors and licensees.

The company's foreign operations are subject to risks inherent in transactions involving foreign currencies and political uncertainties.

EMPLOYEES

In its domestic and foreign operations, the company had approximately 12,700 full-time equivalent employees as of September 30, 1998, consisting of 7,700 hourly personnel and 5,000 salaried employees. At September 30, 1997, the company had approximately 11,000 full-time equivalent employees. The increase in employees during fiscal year 1998 is principally due to the growth in the number of Sally Beauty Company stores.

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

The company's properties, plants and equipment are maintained in good condition and are suitable and adequate to support the business. The company's principal properties and their general characteristics are described below:

                                                                                                        Business
Location                                            Type of Facility                                    Segment

Company-Owned Properties:

Melrose Park, Illinois
  (2525 Armitage Avenue)                            Corporate Headquarters, Manufacturing,
                                                    Warehouse                                           (1) (3)
  (2020 and 2040 Indian Boundary Drive)             Office, Warehouse                                   (1)
  (2150 N. 15th Avenue)                             Manufacturing, Warehouse                            (1)
  (2100 N. 15th Avenue)                             Warehouse                                           (1)
  (1930 George Street)                              Office, Warehouse                                   (1)
Basingstoke, Hampshire, England                     Office                                              (1)
Columbus, Ohio                                      Warehouse                                           (2)
Denton, Texas                                       Office, Warehouse                                   (2)
Falun, Sweden                                       Office, Manufacturing, Warehouse                    (1)
Jacksonville, Florida                               Warehouse                                           (2)
Madrid, Spain                                       Office, Manufacturing, Warehouse                    (1)
Naguabo, Puerto Rico                                Manufacturing, Warehouse                            (1)
Naucalpan de Juarez, Mexico                         Office, Manufacturing, Warehouse                    (1)
North Rocks, New South Wales,
  Australia                                         Office, Manufacturing, Warehouse                    (1)
Reno, Nevada                                        Warehouse                                           (2)
Swansea, Wales, England                             Office, Manufacturing, Warehouse                    (1)
Toronto, Ontario, Canada                            Office, Manufacturing, Warehouse                    (1)

Leased Properties:

Albertslund, Denmark                                Office, Warehouse                                   (1)
Atlanta, Georgia                                    Warehouse                                           (1)
Auckland, New Zealand                               Office, Warehouse                                   (1)
Chatsworth, California                              Office, Manufacturing, Warehouse                    (1)
Espoo, Finland                                      Office, Warehouse                                   (1)
Geneva, Switzerland                                 Office                                              (1)
Macedonia, Ohio                                     Warehouse                                           (2)
Ontario, California                                 Warehouse                                           (1)
Rakkestad, Norway                                   Office, Warehouse                                   (1)
Stockholm, Sweden                                   Office, Manufacturing, Warehouse                    (1)
Various (1,998 locations in  46 states,
  Puerto Rico, the United Kingdom, Japan
  and Germany)                                      Sally Beauty Company Stores                         (2)

(1)   Consumer Products
(2)   Specialty Distribution - Sally
(3)   Corporate

                                                     - 6 -

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended September 30, 1998.

EXECUTIVE OFFICERS

The following table sets forth the names and current positions of the registrant's executive officers, including their five-year business history and ages. Executive officers of the company and its subsidiaries are elected annually.


Name                                    Current Position and Five-Year Business History                   Age


Leonard H. Lavin (1)                    October, 1994 - Chairman; previously Chairman and                 79
                                        Chief Executive Officer for more than five years.

Howard B. Bernick (1)                   October, 1994 - President and Chief Executive Officer;            46
                                        previously President and Chief Operating Officer for
                                        more than five years.

Bernice E. Lavin (1)                    July, 1994 - Vice Chairman, Secretary and Treasurer;              73
                                        previously Vice President, Secretary and Treasurer for
                                        more than five years.

Carol L. Bernick (1)                    April, 1998 - Vice Chairman and Assistant Secretary,              46
                                        Alberto-Culver Company and President, Alberto-Culver
                                        North America, a division of the registrant; October 1994
                                        to April 1998 - Executive Vice President  and Assistant
                                        Secretary, Alberto-Culver Company and President,
                                        Alberto-Culver  USA, Inc., a subsidiary of registrant;
                                        September, 1992 to October, 1994 - Executive Vice
                                        President and Assistant Secretary.

William J. Cernugel                     October, 1993 - Senior Vice President, Finance;                   56
                                        April, 1982 to October, 1993 - Vice President,
                                        Finance & Controller.

Thomas J. Pallone                       Vice President, Research and Development.                         53

Michael H. Renzulli                     President, Sally Beauty Company, Inc., a subsidiary of            58
                                        registrant.


Name                                    Current Position and Five-Year Business History                   Age


Gary P. Schmidt                         June, 1997 - Vice President, General Counsel and                  47
                                        Assistant Secretary; April, 1990 to June, 1998 -
                                        Vice-President, General Counsel and Secretary, Fujisawa
                                        USA, Inc.

Terrence L. Stecz                       April, 1998 to December, 1998 - President, Alberto-Culver         43
                                        USA, Inc., a subsidiary of the registrant; February, 1994
                                        to March, 1997 - President of Whitehall-Robins Healthcare,
                                        American Home Products Corporation; January, 1990 to
                                        February, 1994 - President and General Manager of A.H.
                                        Robins Consumer Products Division, American Home
                                        Products Corporation.  Mr. Stecz resigned from the Company on December 11, 1998.

Paul H. Stoneham                        October, 1998 - President, Alberto-Culver International,          37
                                        Inc., a subsidiary of registrant; December, 1997 to September,
                                        1998 - Marketing Director, Hair Care Products - Germany,
                                        Procter and Gamble GmbH; January, 1994 to November,
                                        1996 - Marketing Director, Health and Beauty Care Products
                                         - U.K.,  Procter  and Gamble (UK) Ltd.;
                                        October,   1992  to  December,   1993  -
                                        Marketing Director - Strategic Planning,
                                        OTC  Health  Care   Products  -  Europe,
                                        Procter and Gamble GmbH.

(1)   Leonard H. Lavin and Bernice E. Lavin are husband and wife.  Carol L. Bernick is the wife of Howard
      B. Bernick and the daughter of Mr. and Mrs. Lavin.


                                                      PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Information required for this Item is incorporated herein by reference to the section entitled "Market Price of Common Stock and Cash Dividends Per Share" and notes 3 and 4 of "Notes to Consolidated Financial Statements" in the registrant's annual report to stockholders for the year ended September 30, 1998.

ITEM 6.  SELECTED FINANCIAL DATA

Information required for this Item is incorporated herein by reference to the section entitled "Selected Financial Data" in the registrant's annual report to stockholders for the year ended September 30, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required for this Item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the registrant's annual report to stockholders for the year ended September 30, 1998.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required for this Item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the registrant's annual report to stockholders for the year ended September 30, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required for this Item is incorporated herein by reference to the consolidated financial statements and notes and "Independent Auditors' Report" of KPMG Peat Marwick LLP in the registrant's annual report to stockholders for the year ended September 30, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required for this Item regarding the directors of the company and regarding delinquent filers pursuant to Item 405 of Regulation S-K is
incorporated   herein  by  reference  to  the  sections  entitled  "Election  of
Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", respectively, in the registrant's proxy statement for its annual meeting of stockholders on January 28, 1999. Information concerning Executive Officers of the registrant is included in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

Information required for this Item is incorporated herein by reference to the section entitled "Executive Compensation" in the registrant's proxy statement for its annual meeting of stockholders on January 28, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required for this Item is incorporated herein by reference to the sections entitled "Share Ownership of Directors and Executive Officers" and "Principal Stockholders" in the registrant's proxy statement for its annual meeting of stockholders on January 28, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required for this Item is incorporated herein by reference to the section entitled "Certain Business Relationships" in the registrant's proxy statement for its annual meeting of stockholders on January 28, 1999.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)     Documents filed as part of this report:

              1.     Financial statements:

                     The consolidated financial statements and notes to be included in Part II, Item 8 are incorporated by reference to the registrant's annual report to stockholders for the year ended September 30, 1998, which is filed as an exhibit to this report.

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

       Exhibit
       Number                           Description


4 (a) Copy of Indenture dated June 10, 1998 between Alberto-Culver Company and The First National Bank of Chicago, as Trustee (filed as Exhibit 4(a) and incorporated herein by reference from the company's Form 10-Q Quarterly Report for the quarter ended June 30, 1998).

4 (b) Specimen of 6.375% Debentures due June 15, 2028 (filed as Exhibit 4(b) and incorporated herein by reference from the company's Form 10-Q Quarterly Report for the quarter ended June 30, 1998).

10 (a) Copy of Alberto-Culver Company Management Incentive Plan dated October 27, 1994, as amended * (filed as Exhibit 10(a) and incorporated herein by reference from the company's Form 10-K Annual Report for the year ended September 30,1997).
10 (b) Copy of Alberto-Culver Company Employee Stock Option Plan of 1988, as amended *(filed as Exhibit 10(b) and incorporated herein by reference from the company's Form 10-Q Quarterly Report for the quarter ended December 31, 1997).


10 (c) Copy of Alberto-Culver Company 1994 Shareholder Value Incentive Plan, as amended * (filed as Exhibit 10(c) and incorporated herein by reference from the company's Form 10-K Annual Report for the year ended September 30,1997).

10 (d) Copy of Alberto-Culver Company 1994 Restricted Stock Plan, as amended *(filed as Exhibit 10(d) and incorporated herein by reference from the company's Form 10-Q Quarterly Report for the quarter ended December 31, 1996).

10 (e) Copy of Alberto-Culver Company 1994 Stock Option Plan for Non- Employee Directors, as amended * (filed as Exhibit 10(e) and incorporated herein by reference from the company's Form 10-Q Quarterly Report for the quarter ended December 31, 1997).

10 (f) Copy of Split Dollar Life Insurance Agreement dated September 30, 1993 between Alberto-Culver Company and the trustee of the Lavin Survivorship Insurance Trust * (filed as Exhibit 10(e) and incorporated herein by reference from the company's Form 10-K Annual Report for the year ended September 30,
1993).

10 (g) Form of Severance Agreement between Alberto-Culver Company and certain executive officers * (filed as Exhibit 10(f) and incorporated herein by reference from the company's Form 10-Q Quarterly Report for the quarter ended December 31, 1996).

       Exhibit
       Number                         Description


10 (h) Copy of Multicurrency Credit Agreement dated as of September 11, 1998 among Alberto-Culver Company, Bank of America National Trust and Savings Association as U.S. agent and the other financial institutions parties thereto (filed as Exhibit 10(h) and incorporated herein by reference from the company's Form 10-K Annual Report for the year ended September 30, 1997).


13 Portions of annual report to stockholders for the year ended September 30,1998 incorporated herein by reference.

21                    Subsidiaries of the Registrant.

23                    Consent of KPMG Peat Marwick LLP

27                    Financial Data Schedule

27 (a)                Amended Financial Data Schedule


* This exhibit is a management contract or compensatory plan or arrangement of the registrant.


(b)  Reports on Form 8-K:  None

                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of December, 1998.

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


           Signature                                 Title                                        Date


/s/ Leonard H. Lavin                      Chairman of the Board                           December 11, 1998
------------------------------------
Leonard H. Lavin                          and Director

/s/ Howard B. Bernick                     President, Chief Executive                      December 11, 1998
-----------------------------------
Howard B. Bernick                         Officer and Director

/s/ Bernice E. Lavin                      Vice Chairman, Secretary,                       December 11, 1998
--------------------------------------
Bernice E. Lavin                          Treasurer and Director

/s/ Carol L. Bernick                      Vice Chairman,                                  December 11, 1998
--------------------------------------
Carol L. Bernick                          Assistant Secretary and Director

/s/ William J. Cernugel                   Senior Vice President, Finance                  December 11, 1998
------------------------------------
William J. Cernugel                       (Principal Financial &
                                          Accounting Officer)

/s/ Robert Abboud                         Director                                        December 11, 1998
A. Robert Abboud

/s/ A.G. Atwater, Jr.                     Director                                        December 11, 1998
A. G. Atwater, Jr.

/s/ Robert P. Gwinn                       Director                                        December 11, 1998
------------------------------------
Robert P. Gwinn

s/ Allan B. Muchin                        Director                                        December 11, 1998
-------------------------------------
Allan B. Muchin

/s/ Robert H. Rock                        Director                                        December 11, 1998
--------------------------------------
Robert H. Rock

/s/ Dr. Harold M. Visotsky                 Director                                       December 11, 1998
---------------------------------
Dr. Harold M. Visotsky

/s/ William W. Wirtz                       Director                                       December 11, 1998
------------------------------------
William W. Wirtz

                                                     - 14 -

                               Independent Auditors' Report


        The Board of Directors and Stockholders
        Alberto-Culver Company:

        On October 22, 1998, we reported on the consolidated balance sheets of Alberto-Culver Company and subsidiaries as of September 30, 1998 and 1997 and the related consolidated statements of earnings, cash flows, and stockholders' equity for each of the years in the three-year period ended September 30, 1998, as contained in the 1998 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 14(a)2 of the annual report on Form 10-K. That financial statement schedule is the responsibility of the company's management. Our responsibility is to express an opinion on that financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                 /s/ KPMG PEAT MARWICK LLP

                                                 KPMG PEAT MARWICK LLP





        Chicago, Illinois
        October 22, 1998

                                                                   Schedule II


               ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                   Valuation and Qualifying Accounts
                           (In thousands)


                                                              Year Ended September 30,
                                                       1998                1997             1996
                                                       ----                ----             ----
Allowance for doubtful accounts:

   Balance at beginning of period                     $9,042               8,208            5,663

   Additions (deductions):

      Charged to costs and expenses                    7,162               5,664            6,309

      Uncollectible accounts written off,
        net of recoveries                            (5,532)             (4,820)          (4,326)

      Allowance for doubtful accounts
        of acquired company                              266                  --              580

   Other                                                 (70)               (10)             (18)
                                                  -----------         ----------         --------


   Balance at end of period                           $10,868              9,042            8,208
                                                 ============     ==============      ===========