Form 10-Q
period 1998-12-31
ALBERTO CULVER CO
filed 1999-02-12
CIK 3327

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

                          December 31, 1998

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

At December 31, 1998, there were 23,873,087 shares of Class A common stock outstanding and 33,147,471 shares of Class B common stock outstanding.

                                                             PART  I


ITEM 1.  FINANCIAL STATEMENTS


                                        ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                                            Consolidated Statements of Earnings
                                       Three Months Ended December 31, 1998 and 1997
                                  (dollar amounts in thousands, except per share figures)



                                                                                         (Unaudited)
                                                                                   1998                  1997

Net sales                                                                       $464,551               445,400

Costs and expenses:
     Cost of products sold                                                       228,757               218,040
     Advertising, promotion, selling and administrative                          203,830               193,897
     Interest expense, net of interest income of $726
         in 1998 and $763 in 1997                                                  2,526                 2,081
                                                                                --------              --------

     Total costs and expenses                                                    435,113               414,018
                                                                                --------              --------

Earnings before provision for income taxes                                        29,438                31,382

Provision for income taxes                                                        10,818                11,690
                                                                                --------              --------

Net earnings  (Note 4)                                                          $ 18,620                19,692
                                                                                ========              ========

Net earnings per share (Note 3)

     Basic                                                                  $        .33                   .35
                                                                            ============          ============

     Diluted                                                                $        .32                   .32
                                                                            ============          ============

Cash dividends paid per share (Note 2)                                      $        .06                   .05
                                                                            ============          ============


See notes to consolidated financial statements.




                                          ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                                                Consolidated Balance Sheets
                                         December 31, 1998 and September 30, 1998
                                   (dollar amounts in thousands, except per share data)

                                                                           (Unaudited)
                                                                            December 31,                September 30,
ASSETS                                                                          1998                       1998
------                                                                 -----------------           -------------------

Current assets:
   Cash and cash equivalents                                               $   45,720                      72,395
   Short-term investments                                                         909                         910
   Receivables, less allowance for doubtful
      accounts ($9,848 at 12/31/98 and $10,868 at 9/30/98)                    128,485                     129,063
   Inventories (Note 5)                                                       375,694                     369,204
   Other current assets                                                        19,824                      19,993
                                                                           -----------                 -----------
      Total current assets                                                    570,632                     591,565
                                                                           -----------                 -----------
Property, plant and equipment at cost, less accumulated
   depreciation ($189,397 at 12/31/98 and $184,932 at 9/30/98)                223,437                     223,476
Goodwill, net                                                                 136,670                     137,599
Trade names and other intangible assets, net                                   65,953                      67,158
Other assets                                                                   52,213                      48,386
                                                                           -----------                 -----------
   Total assets                                                            $1,048,905                   1,068,184
                                                                           ===========                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt and short-term borrowings          $    3,521                       3,238
   Accounts payable                                                           163,010                     177,564
   Accrued expenses                                                            96,791                     112,015
   Income taxes                                                                24,114                      20,808
                                                                           -----------                 -----------
      Total current liabilities                                               287,436                     313,625
                                                                           -----------                 -----------

Long-term debt                                                                170,544                     171,760
Deferred income taxes                                                          27,576                      28,260
Other liabilities                                                              19,600                      20,548

Stockholders' equity (Note 3): Common stock, par value $.22 per share:
      Class A authorized 75,000,000 shares; issued 30,612,798 shares            6,735                       6,735
      Class B authorized 75,000,000 shares; issued 37,710,665 shares            8,296                       8,296
   Additional paid-in capital                                                 192,250                     192,610
   Retained earnings                                                          543,923                     528,733
   Foreign currency translation                                               (28,499)                    (28,131)
                                                                           -----------                 -----------
                                                                              722,705                     708,243
   Less treasury stock at cost (Class A common shares: 6,739,711 at
   12/31/98 and 6,549,947 at 9/30/98; Class B common shares:
   4,563,184 at 12/31/98 and 9/30/98)                                        (178,956)                   (174,252)
                                                                           -----------                 -----------
         Total stockholders' equity                                           543,749                     533,991
                                                                           -----------                 -----------
         Total liabilities and stockholders' equity                        $1,048,905                   1,068,184
                                                                           ===========                 ===========

See notes to consolidated financial statements.




                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  Three Months Ended December 31, 1998 and 1997
                          (dollar amounts in thousands)



                                                                                              (Unaudited)
                                                                                       1998               1997

Cash Flows from Operating Activities:
Net earnings                                                                          $18,620           19,692

Adjustments to reconcile net earnings to net cash  provided
 (used) by operating activities:
     Depreciation and amortization                                                     10,275           10,035
     Other, net                                                                         1,274            5,316
     Cash effects of changes in (exclusive of acquisitions):
       Receivables, net                                                                  (397)          (1,184)
       Inventories                                                                     (7,312)         (17,286)
       Other current assets                                                            (1,274)             306
       Accounts payable and accrued expenses                                          (28,526)         (22,230)
       Income taxes                                                                     3,363            7,562
                                                                                      --------        ---------
     Net cash provided (used) by operating activities                                  (3,977)           2,211
                                                                                      --------        ---------

Cash Flows from Investing Activities:

Short-term investments                                                                      1            5,262
Capital expenditures                                                                   (9,640)         (16,076)
Payments for purchased businesses, net of acquired companies' cash                     (3,750)          (7,001)
Other, net                                                                                677              604
                                                                                      --------        ---------
   Net cash used by investing activities                                              (12,712)         (17,211)
                                                                                      --------        ---------

Cash Flows from Financing Activities:

Short-term borrowings                                                                     978             (106)
Proceeds from long-term debt                                                              378              464
Repayments of long-term debt                                                           (1,039)            (311)
Cash dividends paid                                                                    (3,429)          (2,808)
Cash proceeds from exercise of stock options                                            1,573            8,884
Stock purchased for treasury                                                           (7,948)          (8,015)
                                                                                       -------        ---------
   Net cash used by financing activities                                               (9,487)         (1,892)
                                                                                       -------        ---------

Effect of foreign exchange rate changes on cash                                          (499)         (2,256)
                                                                                      --------        ---------
Net decrease in cash and cash equivalents                                             (26,675)        (19,148)

Cash and cash equivalents at beginning of period                                       72,395           76,040
                                                                                      --------        ---------

Cash and cash equivalents at end of period                                            $45,720           56,892
                                                                                      ========        =========

See notes to consolidated financial statements.

               ALBERTO-CULVER COMPANY AND SUBSIDIARIES

              Notes to Consolidated Financial Statements


(l) The consolidated financial statements contained in this report have not been examined by independent public accountants, except for balance sheet information presented at September 30, 1998. However, in the opinion of the company, the consolidated financial statements reflect all adjustments, which include only normal adjustments, necessary to present fairly the data contained therein. The results of operations for the periods covered are not necessarily indicative of results for a full year.

(2) On January 28, 1999, the company announced an increase in the cash dividend on Class A and Class B common stock, raising the quarterly dividend 8.3% to 6.5 cents per share or 26 cents annually. The cash dividend is payable February 20, 1999 to stockholders of record on February 8, 1999.

(3) Basic earnings per share is calculated using the weighted average of act-ual shares outstanding of 57,082,000 and 56,354,000 for the three months ended December 31, 1998 and 1997, respectively.

      Diluted earnings per share are determined by dividing net earnings before interest expense (net of tax benefit) on the convertible subordinated debentures by the weighted average shares outstanding, including common stock equivalents, after giving effect to common shares to be issued assuming conversion of the convertible subordinated debentures to Class A common stock. The convertible subordinated debentures were converted in July, 1998. Diluted weighted average shares outstanding were 57,969,000 and 63,656,000 for the three months ended December 31, 1998 and 1997, respectively.

      The following table provides a reconciliation of basic and diluted earnings per share (in thousands):

                          Three Month Ended December 31
                                                      1998             1997

      Net earnings                                  $18,620           19,692
      Interest expense on convertible
           subordinated debentures,
           net of tax benefit                            --              910
                                                    -------           ------
      Diluted net earnings                          $18,620           20,602
                                                    =======           ======

      Weighted average shares                        57,082           56,354
           outstanding--basic
      Effect of dilutive securities:
           Assumed conversion of
              subordinated debentures                    --            6,178
           Assumed exercise of
              stock options                             812            1,124
           Other                                         75               --
      Weighted average shares
                                                    -------           ------
           outstanding--diluted                      57,969           63,656
                                                    =======           ======

                  ALBERTO-CULVER COMPANY AND SUBSIDIARIES

            Notes to Consolidated Financial Statements (Continued)


(4) Effective the first quarter of fiscal year 1999, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net earnings and foreign currency translation adjustments as follows (in thousands):

                                               Three Months Ended December 31
                                                   1998             1997

      Net earnings                              $18,620            19,692

      Other comprehensive income
         adjustments:
        Foreign currency translation               (368)           (2,979)
                                                   ----            ------
      Comprehensive income                      $18,252            16,713
                                               ========           =======

(5) Inventories consist of the following:

                                                   (in thousands)
                                              December 31,       September 30,
                                                1998                1998
                                            --------------    --------------
                 Finished goods                $329,399           325,769
                 Work-in-process                  6,753             6,119
                 Raw materials                   39,542            37,316
                                             -------------    --------------

                                               $375,694           369,204
                                             =============    ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AN FINANCIAL CONDITION

RESULTS OF OPERATIONS

First Quarter Ended December 31, 1998 v.s. First Quarter Ended December 31, 1997

The company achieved record first quarter net sales of $464.6 million in fiscal year 1999, up $19.2 million or 4.3% over the comparable period of fiscal year 1998. Net earnings for the three months ended December 31, 1998 were $18.6 million or 5.4% lower than the same period of the prior year. Basic earnings per share were 33 cents and 32 cents on a diluted basis.

The following table presents net sales information by business segment for the first quarter of fiscal years 1999 and 1998:

FIRST QUARTER
(dollars in millions)
                                         Fiscal Year       Dollar      Percent
Net sales:                            1999       1998      Change      Change
----------                          ------     ------      ------      ------

Alberto-Culver North America         $111.4      115.9      (4.5)      (3.9)%
Alberto-Culver International          101.5      102.8      (1.3)      (1.3)
Specialty distribution - Sally        255.3      230.8      24.5       10.6
Eliminations                           (3.6)      (4.1)      0.5       13.2
                                     ------     ------    ------
                                     $464.6      445.4      19.2       4.3%
                                     ======     ======    ======


Compared to the same period of the prior year, sales of Alberto-Culver North America ("North America") decreased $4.5 million or 3.9% for the first quarter of fiscal year 1999. The decrease was primarily due to lower sales for custom label filling operations and lower sales of the TRESemme and Cortexx hair care lines.

Sales of Alberto-Culver International ("International") were $101.5 million for the current quarter, down 1.3% compared to last year. Sales for the first quarter of fiscal year 1999 were negatively impacted by the effect of foreign exchange rates. Had foreign exchange rates this year been the same as the first quarter of fiscal 1998, Alberto-Culver International sales would have increased 1.6% driven by strong results in Latin America and Asia Pacific.

The "Specialty distribution-Sally" business segment achieved a sales increase of $24.5 million or 10.6%, reaching $255.3 million in sales for the quarter ended December 31, 1998. The gain was attributable to higher sales for established Sally Beauty Company outlets, the addition of stores during the year and the expansion of Sally's full service and foreign operations. At December 31, 1998, Sally Beauty Company had 2,045 stores offering a full range of professional beauty supplies.

Cost of products sold as a percent of net sales for the three month period ended December 31, 1998 was 49.2% as compared to 49.0% for the first quarter of the prior year. The increase was primarily due to the growth of Sally Beauty Company, which has a relatively higher cost of goods sold percentage.

Advertising, promotion, selling and administrative expenses for the first quarter of fiscal year 1999 rose 5.1% or $9.9 million versus the comparable period of the prior year. The increase resulted from higher selling and administrative costs associated with the increase in the number of Sally Beauty Company stores along with additional advertising, promotion and market research expenditures for North America and International. Advertising, promotion and market research expenditures totaled $65.0 million for the current period versus $62.1 million for the comparable period of the prior year.

Interest expense was $3.3 million for the first quarter of fiscal year 1999 versus $2.8 million for the comparable prior period. The higher interest expense was primarily attributable to the $120 million of 6.375% debentures issued in June, 1998 partially offset by the elimination of interest expense on the $100 million of 5.5% convertible subordinated debentures which were converted into Class A common shares in July, 1998. Interest income was $726,000 for the quarter ended December 31, 1998 versus $763,000 in the prior year.

The provision for income taxes as a percentage of earnings before income taxes was 36.75% for the first quarter of fiscal years 1999 and 37.25% for the same period in the prior year.

FINANCIAL CONDITION

December 31, 1998 v.s. September 30, 1998

The ratio of current assets to current liabilities was 1.98 to 1.00 at the end of the first quarter of fiscal year 1999 compared to 1.89 to 1.00 at September 30, 1998. Working capital of $282.9 million was $5.0 million higher than the September 30, 1998 balance of $277.9 million.

Total borrowings decreased $933,000 during the first three months of fiscal year 1999 to $174.1 million. At December 31, 1998, the company had $200 million available under its revolving credit facility. Subsequent to the quarter end, the company borrowed $25 million under the revolving credit facility to fund the acquisition of La Farmaco, an Argentina-based manufacturer and marketer of branded personal care products.

YEAR 2000 READINESS DISCLOSURES

Many computer systems use only two digits to represent the year and they may be unable to process accurately information that contains dates before, during or after the year 2000. As a result, organizations that depend on computers are at risk for possible date-based computation errors which could result in erroneous information or system failures that may disrupt their business operations. This is commonly known as the Year 2000 ("Y2K") problem.

Most of the software purchased by the company within the last five years is either Y2K compliant or the vendor has certified that Y2K compliant upgrades will be available sufficiently in advance of December 31, 1999. In late 1995, the company inventoried and assessed key financial and operational information systems and prepared a prioritized plan for Y2K systems modifications or replacements. The plan is revised periodically and progress against the plan is monitored and periodically reported to management and the Audit Committee of the Board of Directors. Implementation of required changes to the company's critical systems is currently scheduled to be completed by August, 1999. Certification of critical systems, which includes testing by technicians and key users, is expected to be completed before December 31, 1999. The company's assessment of non-information technology systems (e.g., manufacturing equipment) is expected to be completed by April, 1999, and an action plan will be prepared based on the results.

The company is developing a contingency plan to be followed in the event of a Y2K-related failure of a business-critical system. This plan should be complete by June, 1999 and is expected to include, for example, identification of alternate suppliers and possible increases in inventory levels, including raw materials and packaging. Once developed, contingency plans and related cost estimates will be refined as additional information becomes available.

Incremental costs, which include contractor costs to modify existing systems and costs of internal resources dedicated to achieving Y2K compliance, are charged to expense as incurred. These costs are currently expected to total approximately $2.3 million, of which approximately 43% has been spent to date. Incremental costs are presently being funded through operating cash flow. The amounts do not include any costs associated with the implementation of contingency plans, which are in the process of being developed, as discussed above. The costs associated with replacement of computerized systems, hardware and related equipment (currently estimated to be approximately $6.8 million), substantially all of which will be capitalized, are not included in the above estimates.

The company's Y2K readiness program is an evolving and ongoing process. Accordingly, current conclusions as to what constitutes areas of the company's greatest Y2K exposure and the estimates of costs and completion dates, as described above, are subject to change. The Y2K problem has many aspects and potential consequences, some of which are not reasonably foreseeable, and there can be no assurance that unforeseen consequences will not arise.

FORWARD - LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein, if any, may contain forward- looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Security Exchange Act of 1934, as amended. Such statements are based on management's current expectations and assessments of risks and uncertainties and reflect various assumptions concerning anticipated results, which may or may not prove to be correct. Some of the factors that could cause actual results to differ materially from estimates or projections contained in such forward-looking statements include the pattern of brand sales, including variations in sales volume within periods; competition within the relevant product markets, including pricing, promotional activities, continuing customer acceptance of existing products and the ability to develop and successfully introduce new products; risks inherent in acquisitions and stategic alliances; changes in costs including changes in labor costs, raw material prices or pormotional expenses; the costs and effects of unanticipated legal or administrative proceedings; variations in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, tax changes, legal and regulatory changes or other external factors
over which the company has  no  control.   The  company disclaims any
obligation to update any forward-looking statement in this Quarterly Report on Form 10-Q or any document incorporated herein by reference.

                             PART II





ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        27      Financial Data Schedule

        10 (i) Copy of the Alberto-Culver Company Executive Deferred Compensation Plan dated January 1, 1999.*


                * This exhibit is a management contract or compensatory plan or arrangement of the registrant.

(b)     Reports on Form 8-K:

        No report on Form 8-K was filed by the registrant during the quarter ended December 31, 1998.

                          SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                              ALBERTO-CULVER COMPANY
                              (Registrant)




                               By:/s/ William J. Cernugel
                                William J. Cernugel
                                Senior Vice President, Finance
                                (Principal Financial Officer)
















February 11, 1999