Form 10-Q
period 1999-03-31
ALBERTO CULVER CO
filed 1999-05-14
CIK 3327

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                          FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

                      March 31, 1999

                           -OR-

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


Commission File No. 1-5050


                         ALBERTO-CULVER COMPANY
         (Exact name of registrant as specified in its charter)



                    Delaware                                  36-2257936
        (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                  Identification No.)


          2525 Armitage Avenue
         Melrose Park, Illinois                   60160
     Address of principal executive offices)     (Zip code)



Registrant's telephone number, including area code:   (708) 450-3000




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO


At March 31, 1999, there were 23,371,447 shares of Class A common stock outstanding and 32,957,471 shares of Class B common stock outstanding.

                                PART  I


ITEM 1.  FINANCIAL STATEMENTS


                                           ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                                             Consolidated Statements of Earnings
                                         Three Months Ended March 31, 1999 and 1998
                                   (dollar amounts in thousands, except per share figures)



                                                                                         (Unaudited)
                                                                                   1999                  1998
Net sales                                                                       $487,396               455,195
Costs and expenses:
     Cost of products sold                                                       237,801               225,770
     Advertising, promotion, selling and administrative                          214,977               196,054
     Interest expense, net of interest income of $710
         in 1999 and $619 in 1998                                                  2,917                 2,163
                                                                                --------              --------
     Total costs and expenses                                                    455,695               423,987
                                                                                --------              --------

  Earnings before provision for income taxes                                      31,701                31,208
  Provision for income taxes                                                      11,651                11,625
                                                                                ---------             --------

  Net earnings(Note 3)                                                          $ 20,050                19,583
                                                                                ========             =========

  Net earnings per share (Note 2)

     Basic                                                                      $   .35                   .34
                                                                                =======           ===========
     Diluted                                                                    $   .35                   .32
                                                                                =======           ===========

Cash dividends paid per share                                                   $  .065                   .06
                                                                                =======           ===========


See notes to consolidated financial statements.



                                           ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                                             Consolidated Statements of Earnings
                                          Six Months Ended March 31, 1999 and 1998
                                   (dollar amounts in thousands, except per share figures)



                                                                                          (Unaudited)
                                                                                    1999                  1998

Net sales                                                                       $951,947               900,595
Costs and expenses:
     Cost of products sold                                                       466,558               443,810
     Advertising, promotion, selling and administrative                          418,807               389,951
     Interest expense, net of interest income of $1,436
       in 1999 and $1,382 in 1998                                                  5,443                 4,244
                                                                                --------              --------
     Total costs and expenses                                                    890,808               838,005
                                                                                --------              --------

Earnings before provision for income taxes                                        61,139                62,590
Provision for income taxes                                                        22,469                23,315
                                                                                ---------             --------

Net earnings  (Note 3)                                                          $ 38,670                39,275
                                                                                ========             =========

Net earnings per share (Note 2)

     Basic                                                                      $   .68                   .69
                                                                                =======              =========
     Diluted                                                                    $   .67                   .64
                                                                                =======              =========

Cash dividends paid per share                                                   $  .125                   .11
                                                                                =======              =========


See notes to consolidated financial statements.





                                           ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                                                 Consolidated Balance Sheets
                                            March 31, 1999 and September 30, 1998
                                    (dollar amounts in thousands, except per share data)

                                                                             (Unaudited)
                                                                              March 31,               September 30,
ASSETS                                                                          1999                        1998
------                                                                   -----------------           -------------------
Current assets:
   Cash and cash equivalents                                             $     50,069                      72,395
   Short-term investments                                                         529                         910
   Receivables, less allowance for doubtful
      accounts ($9,357 at 3/31/99 and $10,868 at 9/30/98)                     127,402                     129,063
   Inventories (Note 4)                                                       386,422                     369,204
   Other current assets                                                        20,050                      19,993
                                                                           ----------                  ----------
      Total current assets                                                    584,472                     591,565
                                                                           ----------                  ----------
Property, plant and equipment at cost, less accumulated
   depreciation ($197,418 at 3/31/99 and $184,932 at 9/30/98)                 229,222                     223,476
Goodwill, net                                                                 170,273                     137,599
Trade names and other intangible assets, net                                   64,623                      67,158
Other assets                                                                   50,458                      48,386
                                                                           -----------                 -----------
   Total assets                                                            $1,099,048                   1,068,184
                                                                           ===========                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt and short-term borrowings       $       3,760                       3,238
   Accounts payable                                                           179,795                     177,564
   Accrued expenses                                                           101,765                     112,015
   Income taxes                                                                23,506                      20,808
                                                                           ----------                  ----------
      Total current liabilities                                               308,826                     313,625
                                                                           ----------                  ----------

Long-term debt                                                                203,900                     171,760
Deferred income taxes                                                          26,203                      28,260
Other liabilities                                                              21,375                      20,548

Stockholders' equity (Note 2): Common stock, par value $.22 per share:
      Class A authorized 75,000,000 shares; issued 30,612,798 shares            6,735                       6,735
      Class B authorized 75,000,000 shares; issued 37,710,665 shares            8,296                       8,296
   Additional paid-in capital                                                 191,742                     192,610
   Retained earnings                                                          560,271                     528,733
   Accumulated other comprehensive income-
      foreign currency translation (Note 3)                                   (33,166)                    (28,131)
                                                                           -----------                -----------
                                                                              733,878                     708,243
   Less treasury stock at cost (Class A common shares:
   7,241,351 at 3/31/99 and 6,549,947 at 9/30/98;
   Class B common shares: 4,753,184 at 3/31/99 and 4,563,184 at 9/30/98)     (195,134)                   (174,252)
                                                                            ----------                 -----------
         Total stockholders' equity                                           538,744                     533,991
                                                                            ----------                 -----------
         Total liabilities and stockholders' equity                        $1,099,048                   1,068,184
                                                                          ============                 ===========

See notes to consolidated financial statements.






                                             ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                                              Consolidated Statements of Cash Flows
                                            Six Months Ended March 31, 1999 and 1998
                                                  (dollar amounts in thousands)



                                                                                            (Unaudited)
                                                                                       1999              1998

Cash Flows from Operating Activities:

Net earnings                                                                          $38,670           39,275
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Depreciation and amortization                                                     20,867           19,721
Other, net                                                                              2,401           (1,216)
Cash effects of changes in (exclusive of acquisitions):
       Receivables, net                                                                    54            5,210
       Inventories                                                                     (9,297)          (9,792)
       Other current assets                                                            (3,369)             662
       Accounts payable and accrued expenses                                          (16,523)         (27,165)
       Income taxes                                                                     5,202           12,038
                                                                                   -----------      -----------
     Net cash provided by operating activities                                         38,005           38,733
                                                                                   -----------      ----------

Cash Flows from Investing Activities:

Short-term investments                                                                    958            6,551
Capital expenditures                                                                  (19,608)         (26,249)
Payments for purchased businesses, net of acquired companies' cash                    (48,924)          (7,050)
Other, net                                                                                143              622
                                                                                   ----------       ----------
   Net cash used by investing activities                                              (67,431)         (26,126)
                                                                                   ----------       ----------

Cash Flows from Financing Activities:

Short-term borrowings                                                                    885             (773)
Proceeds from long-term debt                                                          34,080              404
Repayments of long-term debt                                                          (1,304)          (3,540)
Proceeds from sale of receivables                                                      5,000               --
Cash dividends paid                                                                   (7,132)          (6,222)
Cash proceeds from exercise of stock options                                           2,487           10,644
Stock purchased for treasury                                                         (25,383)         (10,650)
                                                                                     --------      -----------
   Net cash provided (used) by financing activities                                    8,633          (10,137)
                                                                                     --------      -----------

Effect of foreign exchange rate changes on cash                                       (1,533)             301
                                                                                     --------      -----------
Net increase (decrease) in cash and cash equivalents                                 (22,326)           2,771
Cash and cash equivalents at beginning of period                                      72,395           76,040
                                                                                     --------      -----------

Cash and cash equivalents at end of period                                           $50,069           78,811
                                                                                     ========       ==========

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

(2) Basic earnings per share is calculated using the weighted average of actual shares outstanding of 56,764,000 and 56,886,000 for the three months ended March 31, 1999 and 1998, respectively, and 56,953,000 and 56,646,000 for the six months ended March 31, 1999 and 1998, respectively.

      Diluted earnings per share is determined by dividing net earnings before interest expense (net of tax benefit) on the convertible subordinated debentures by the weighted average shares outstanding, including common stock equivalents, after giving effect to common shares to be issued assuming conversion of the convertible subordinated debentures to Class A common stock. The convertible subordinated debentures were converted in July, 1998. Diluted weighted average shares outstanding were 57,628,000 and 64,124,000 for the three months ended March 31, 1999 and 1998, respectively, and 57,814,000 and 63,884,000 for the six months ended March 31, 1999 and 1998, respectively.

      The following table provides a reconciliation of basic and diluted earnings per share (in thousands):

                                                      Three Months                Six Months
                                                     Ended March 31              Ended March 31
                                                    ---------------              --------------
                                                     1999       1998              1999      1998
                                                     ----       ----              ----      ----
Net earnings                                       $20,050    19,583            38,670    39,275
Interest expense on convertible subordinated
    debentures, net of tax benefit                     --        910                --     1,820
                                                   -------    ------            ------    ------
Diluted net earnings                               $20,050    20,493            38,670    41,095
                                                   =======    ======            ======    ======


Weighted average shares
    outstanding--basic                             56,764    56,886             56,953    56,646
Effect of dilutive securities:
Assumed conversion of
    subordinated debentures                            --     6,178                 --     6,178
Assumed exercise of
    stock options                                     789     1,060                786     1,060
Other                                                  75        --                 75        --
                                               ----------  ---------            ------    ------
Weighted average shares
outstanding--diluted                               57,628    64,124             57,814    63,884
                                                =========   =======             ======    ======


      ALBERTO-CULVER COMPANY AND SUBSIDIARIES

(3) Effective the first quarter of fiscal year 1999, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net earnings and foreign currency translation adjustments as follows (in thousands):

                                           Three Months          Six Months
                                          Ended March 31       Ended March 31
                                          --------------       --------------
                                           1999    1998        1999      1998
                                           ----    ----        ----      ----

     Net earnings                       $20,050    19,583      38,670   39,275

     Other comprehensive income
       adjustments - foreign
       currency translation              (4,667)  (2,049)     (5,035)   (5,028)

     Comprehensive income               $15,383   17,534      33,635    34,247
                                       ========   ========    ======    ======


(4) Inventories consist of the following (in thousands):

                                            March 31,     September 30,
                                              1999             1998
                 Finished goods             $345,774           325,769
                 Work-in-process               4,967             6,119
                 Raw materials                35,681            37,316
                                     ---------------   ---------------

                                            $386,422           369,204
                                       =============    ==============


(5) During fiscal 1998, the Board of Directors authorized the company to purchase up to 6.0 million shares of its Class A common stock. This authorization was increased to 9.0 million shares in October, 1998. As of March 31, 1999, the company had purchased 6,490,700 Class A common shares under this program at a total cost of $146.5 million. In addition, the Board of Directors authorized the purchase of 190,000 Class B common shares from a related party in January, 1999, at a total cost of $5.0 million, which was equal to fair market value on the date of purchase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Second Quarter and Six Months Ended March 31, 1999 vs. Second Quarter and Six Months Ended March 31, 1998

The company achieved record second quarter net sales of $487.4 million in fiscal year 1999, up $32.2 million or 7.1% over the comparable period of fiscal year 1998. For the six month period ending March 31, 1999, net sales reached a new high of $951.9 million, representing a 5.7% increase compared to last year's six month period.

Net earnings for the three months ended March 31, 1999 were a record $20.1 million or 2.4% higher than the same period of the prior year. Basic earnings per share were 35 cents in 1999 and 34 cents in 1998. Diluted earnings per share increased 9.4% to 35 cents from 32 cents in 1998.

Net earnings for the six months ended March 31, 1999 were $38.7 million or 1.5% lower than 1998. Basic earnings per share were 68 cents in 1999 and 69 cents in 1998. Diluted earnings per share increased 4.7% to 67 cents for the first six months of 1999 from 64 cents in 1998.

Diluted earnings per share for both the second quarter and first half were favorably affected by a decrease in diluted weighted average shares outstanding, primarily due to the company's common stock purchases described in Note 5.

The following table presents net sales information by business segment for the second quarter and first six months of fiscal years 1999 and 1998 (dollars in millions):

SECOND QUARTER
                                         Fiscal Year       Dollar   Percent
Net sales:                             1999       1998     Change   Change
----------                            ------     ------    ------   ------

Alberto-Culver North America          $111.0      115.9      (4.9)    (4.2)%
Alberto-Culver International           108.3      101.5       6.8      6.7
Specialty distribution - Sally         273.1      241.6      31.5     13.1
Eliminations                            (5.0)      (3.8)     (1.2)   (31.9)
                                    --------   --------  ---------
                                      $487.4      455.2      32.2      7.1%
                                      ======     ======   =======

SIX MONTHS
                                        Fiscal Year      Dollar    Percent
Net sales:                            1999       1998    Change    Change
---------                             ----       ----    ------    ------

Alberto-Culver North America        $222.4      231.8    (9.4)     (4.1)%
Alberto-Culver International         209.7      204.3     5.4       2.7
Specialty distribution - Sally       528.4      472.4    56.0      11.9
Eliminations                          (8.6)      (7.9)   (0.7)     (8.5)
                                    ------     ------    ----
                                    $951.9      900.6    51.3       5.7%
                                    ======      =====    ====

Compared to the same periods of the prior year, sales for Alberto-Culver North America ("North America") decreased 4.2% and 4.1% for the second quarter and first six months of fiscal year 1999, respectively. The decreases were primarily due to lower sales for custom label filling operations and sales declines for the Cortexx and VO Fine hair care lines.

Sales of Alberto-Culver International ("International") increased 6.7% in the second quarter and 2.7% in the first half of fiscal 1999 compared to last year. The fiscal year 1999 results were negatively impacted by the effect of foreign exchange rates. Had foreign exchange rates this year been the same as the second quarter and first half of fiscal 1998, Alberto-Culver International sales would have increased 8.1% for the second quarter and 4.9% for the first half. The growth was principally due to acquisitions in Latin America.

The "Specialty distribution-Sally" business segment achieved sales increases of $31.5 million or 13.1% for the second quarter and $56.0 million or 11.9% for the first half of fiscal year 1999. The gains were attributable to higher sales for established Sally Beauty Company outlets, the opening of new stores during the year and the expansion of Sally's full service and foreign operations. At March 31, 1999, Sally Beauty Company had 2,124 stores offering a full-range of professional beauty supplies.

Cost of products sold as a percent of net sales for the second quarter was 48.8% as compared to 49.6% for the prior year and 49.0% for the first half versus 49.3% for the first six months of 1998. The decreases were primarily due to cost savings and brand restages for North America.

Compared to the prior year, advertising, promotion, selling and administrative expenses rose $18.9 million or 9.7% for the second quarter and $28.9 million or 7.4% for the first half. The increases resulted from higher selling and administrative costs associated with the increase in the number of Sally Beauty Company stores along with additional advertising, promotion and market research expenditures.

Advertising, promotion and market research expenditures totaled $65.8 million for the second quarter of 1999, an increase of 4.0% versus the prior year. For the first half of fiscal year 1999, advertising, promotion and market research expenditures were $130.8 million, an increase of 4.3% over last year.

Net interest expense increased $754,000 for the second quarter and $1.2 million for the first half compared to the same periods of the prior year. The increases were primarily attributable to the $120 million of 6.375% debentures issued in June, 1998 partially offset by the elimination of interest expense on the $100 million of 5.5% convertible subordinated debentures which were converted into Class A common shares in July, 1998. Interest expense was also higher due to $30 million borrowed under the company's revolving credit facility during the second quarter of 1999, primarily to fund acquisitions.

The provision for income taxes as a percentage of earnings before income taxes was 36.75% for the second quarter and first half of fiscal years 1999 and 37.25% for the same periods in the prior year.

FINANCIAL CONDITION

March 31, 1999 v.s. September 30, 1998

The ratio of current assets to current liabilities was 1.89 to 1.00 at March 31, 1999 and September 30, 1998. Working capital of $275.7 million was $2.2 million lower than the September 30, 1998 balance of $277.9 million.

Total borrowings increased $32.7 during the first six months of fiscal year 1999 to $207.7 million, primarily due to $30 million borrowed under the company's revolving credit facility to fund the acquisitions of La Farmaco, an Argentina-based manufacturer and marketer of branded personal care products, and two full-service distributors by Sally Beauty. At March 31, 1999, the company had $170 million available under its revolving credit facility.

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

Most of the software purchased by the company within the last five years is either Y2K compliant or the vendor has certified that Y2K compliant upgrades will be available sufficiently in advance of December 31, 1999. In late 1995, the company inventoried and assessed key financial and operational information systems and prepared a prioritized plan for Y2K systems modifications or replacements. The plan is revised periodically and progress against the plan is monitored and periodically reported to management and the Audit Committee of the Board of Directors. Implementation of required changes to the company's critical systems is currently scheduled to be completed by October, 1999. Certification of critical systems, which includes testing by technicians and key users, is expected to be completed before December 31, 1999. The company's assessment of non-information technology systems (e.g., manufacturing equipment) is expected to be completed by July, 1999, and an action plan will be prepared based on the results.

The company is developing a contingency plan to be followed in the event of a Y2K-related failure of a business-critical system. This plan should be complete by September, 1999 and is expected to include, for example, identification of alternate suppliers and possible increases in inventory levels, including raw materials and packaging. Once developed, contingency plans and related cost estimates will be refined as additional information becomes available.

Incremental costs, which include contractor costs to modify existing systems, and costs of internal resources dedicated to achieving Y2K compliance are charged to expense as incurred. The incremental costs are currently expected to total approximately $2.4 million, of which approximately 61% has been spent to date. Incremental costs are presently being funded through operating cash flow. The amounts do not include any costs associated with the implementation of contingency plans, which are in the process of being developed, as discussed above. The costs associated with replacement of computerized systems, hardware and related equipment (currently estimated to be approximately $8.2 million), substantially all of which will be capitalized, are not included in the above estimates.

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

FORWARD - LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein, if any, may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Security Exchange Act of 1934, as amended. Such statements are based on management's current expectations and assessments of risks and uncertainties and reflect various assumptions concerning anticipated results, which may or may not prove to be correct. Some of the factors that could cause actual results to differ materially from estimates or projections contained in such forward-looking statements include the pattern of brand sales, including variations in sales volume within periods; competition within the relevant product markets, including pricing, promotional activities, continuing customer acceptance of existing products and the ability to develop and successfully introduce new products; risks inherent in acquisitions and stategic alliances; changes in costs including changes in labor costs, raw material prices or pormotional expenses; the costs and effects of unanticipated legal or administrative proceedings; variations in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, tax changes, legal and regulatory changes or other external factors over which the company has no control. The company disclaims any obligation to update any forward-looking statement in this Quarterly Report on Form 10-Q or any document incorporated herein by reference.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the company's market risk during the six months ended March 31, 1999.

                                 PART II


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders on January 28, 1999, Howard B. Bernick, Bernice E. Lavin, Harold M. Visotsky and Allan B. Muchin were elected as directors of the Company. Mr. Bernick received a Class A and Class B common stockholder vote of 21,476,751 and 30,777,152 shares "for" and 19,888 and 180,353 shares "withheld", respectively. Mrs. Lavin received a Class A and Class B common stockholder vote of 21,464,583 and 30,764,366 shares "for" and 32,056 and 193,139 shares "withheld", respectively. Dr. Visotsky received a Class A and Class B common stockholder vote of 21,471,063 and 30,759,909 shares "for" and 25,576 and 197,596 shares "withheld", respectively. Mr. Muchin received a Class A and Class B common stockholder vote of 21,472,004 and 30,283,561 shares "for" and 24,635 and 673,944 shares "withheld", respectively.

Class A common stock has a one-tenth vote per share and Class B common stock has one vote per share.

Stockholders at the annual meeting also voted on amendments to the company=s Management Incentive Plan. The amendments were approved by a Class A and Class B stockholder vote of 20,560,318 and 30,239,628 shares "for"; 918,741 and 606,616
"against"; and 17,576 and 111,261 shares "abstaining", respectively.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        27      Financial Data Schedule


(b)     Reports on Form 8-K:

        No report on Form 8-K was filed by the registrant during the quarter ended March 31, 1999.

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
















May 14, 1999