Form 10-Q
period 1999-06-30
ALBERTO CULVER CO
filed 1999-08-13
CIK 3327

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

                                 June 30, 1999

                                     -OR-

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File No. 1-5050


                            ALBERTO-CULVER COMPANY
        --------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                Delaware                                  36-2257936
      -------------------------------                 -------------------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)


                           2525 Armitage Avenue
                          Melrose Park, Illinois             60160
                 ---------------------------------------   ----------
                 (Address of principal executive offices)  (Zip code)



Registrant's telephone number, including area code: (708) 450-3000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  YES  X    NO
                                        ---      ---


At June 30, 1999, there were 22,831,297 shares of Class A common stock outstanding and 32,957,471 shares of Class B common stock outstanding.

                                    PART I

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Earnings
                   Three Months Ended June 30, 1999 and 1998
            (dollar amounts in thousands, except per share figures)

                                                                (Unaudited)
                                                            -------------------
                                                              1999       1998
                                                            --------    -------
Net sales                                                   $500,432    467,480
Costs and expenses:
   Cost of products sold                                     247,786    227,104
   Advertising, promotion, selling and administrative        215,572    204,475
   Interest expense, net of interest income of $652
     in 1999 and $921 in 1998                                  3,110      2,189
                                                            --------    -------
   Total costs and expenses                                  466,468    433,768
                                                            --------    -------

Earnings before provision for income taxes                    33,964     33,712
Provision for income taxes                                    11,293     12,557
                                                            --------    -------

Net earnings (Note 3)                                       $ 22,671     21,155
                                                            ========     ======


Net earnings per share (Note 2)

   Basic                                                    $    .40        .38
                                                            ========     ======
   Diluted                                                  $    .40        .35
                                                            ========     ======

Cash dividends paid per share                               $   .065        .06
                                                            ========     ======

See notes to consolidated financial statements.

                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Earnings
                   Nine Months Ended June 30, 1999 and 1998
            (dollar amounts in thousands, except per share figures)

                                                               (Unaudited)
                                                          ----------------------

                                                            1999         1998
                                                          ----------   ---------
Net sales                                                 $1,452,379   1,368,075
Costs and expenses:
   Cost of products sold                                     714,344     670,914
   Advertising, promotion, selling and administrative        634,379     594,426
   Interest expense, net of interest income of $2,088
     in 1999 and $2,303 in 1998                                8,553       6,433
                                                          ----------   ---------
   Total costs and expenses                                1,357,276   1,271,773
                                                          ----------   ---------

Earnings before provision for income taxes                    95,103      96,302
Provision for income taxes                                    33,762      35,872
                                                          ----------   ---------

Net earnings (Note 3)                                     $   61,341      60,430
                                                          ==========   =========


Net earnings per share (Note 2)

   Basic                                                  $     1.08        1.07
                                                          ==========   =========
   Diluted                                                $     1.07         .99
                                                          ==========   =========

Cash dividends paid per share                             $      .19         .17
                                                          ==========   =========

See notes to consolidated financial statements.

                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                          Consolidated Balance Sheets
                     June 30, 1999 and September 30, 1998
             (dollar amounts in thousands, except per share data)

                                                                    (Unaudited)
                                                                      June 30,       September 30,
                                                                        1999             1998
                                                                    -----------      -------------
ASSETS
------
 Current assets:
 Cash and cash equivalents                                           $   51,121            72,395
 Short-term investments                                                   1,271               910
 Receivables, less allowance for doubtful
   accounts ($8,936 at 6/30/99 and $10,868 at 9/30/98)                  130,480           129,063
  Inventories (Note 4)                                                  408,841           369,204
 Other current assets                                                    19,568            19,993
                                                                     ----------         ---------
   Total current assets                                                 611,281           591,565
                                                                     ----------         ---------

Property, plant and equipment at cost, less accumulated
 depreciation ($191,753 at 6/30/99 and $184,932 at 9/30/98)             233,188           223,476
Goodwill, net                                                           164,723           137,599
Trade names and other intangible assets, net                             72,375            67,158
Other assets                                                             54,035            48,386
                                                                     ----------         ---------
 Total assets                                                        $1,135,602         1,068,184
                                                                     ==========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Current maturities of long-term debt and short-term borrowings      $    3,684             3,238
 Accounts payable                                                       194,897           177,564
 Accrued expenses                                                       105,252           112,015
 Income taxes                                                            20,584            20,808
                                                                     ----------         ---------
  Total current liabilities                                             324,417           313,625
                                                                     ----------         ---------

Long-term debt                                                          218,497           171,760
Deferred income taxes                                                    27,772            28,260
Other liabilities                                                        20,807            20,548

Stockholders' equity (Note 2):
 Common stock, par value $.22 per share:
  Class A authorized 75,000,000 shares; issued 30,612,798 shares          6,735             6,735
  Class B authorized 75,000,000 shares; issued 37,710,655 shares          8,296             8,296
 Additional paid-in capital                                             190,696           192,610
 Retained earnings                                                      579,307           528,733
 Accumulated other comprehensive income-
  foreign currency translation (Note 3)                                 (35,407)          (28,131)
                                                                     ----------         ---------
                                                                        749,627           708,243

 Less treasury stock at cost (Class A common shares: 7,781,501 at 6/30/99 and 6,549,947 at 9/30/98;  Class B common shares:
  4,753,184 at 6/30/99 and 4,563,184 at 9/30/98)                       (205,518)         (174,252)
                                                                     ----------         ---------
   Total stockholders' equity                                           544,109           533,991
                                                                     ----------         ---------
   Total liabilities and stockholders' equity                        $1,135,602         1,068,184
                                                                     ==========         =========

See notes to consolidated financial statements.

                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                   Nine Months Ended June 30, 1999 and 1998
                         (dollar amounts in thousands)


                                                     (Unaudited)
                                                    --------------
                                                    1999      1998
                                                    ----      ----
Cash Flows from Operating Activities:
------------------------------------
Net earnings                                       $ 61,341    60,430
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
     Depreciation and amortization                   30,992    29,398
     Other, net                                       2,993    (1,437)
     Cash effects of changes in (exclusive
      of acquisitions):
        Receivables, net                             (3,209)     (571)
        Inventories                                 (32,629)   (5,777)
        Other current assets                         (2,705)      191
        Accounts payable and accrued expenses         5,330   (27,266)
        Income taxes                                  1,584    13,556
                                                   --------   -------
     Net cash provided by operating activities       63,697    68,524
                                                   --------   -------

Cash Flows from Investing Activities:
------------------------------------

Short-term investments                                  216    10,651
Capital expenditures                                (33,712)  (37,007)
Payments for purchased businesses, net of
 acquired companies' cash                           (52,693)  (18,671)
Other, net                                           (4,138)   (2,556)
                                                    -------   -------
 Net cash used by investing activities              (90,327)  (47,583)
                                                    -------   -------

Cash Flows from Financing Activities:
-------------------------------------

Short-term borrowings                                   861      (721)
Proceeds from long-term debt                         50,135   120,000
Repayments of long-term debt                         (2,474)   (3,850)
Debt issuance costs                                      --    (2,385)
Net proceeds from sale of receivables                 3,653        --
Cash dividends paid                                 (10,767)   (9,566)
Cash proceeds from exercise of stock options          2,695    10,844
Stock purchased for treasury                        (36,878)  (58,294)
                                                   --------   -------
   Net cash provided by financing activities          7,225    56,028
                                                   --------   -------

Effect of foreign exchange rate changes on cash      (1,869)     (744)
                                                   --------   -------
Net increase (decrease) in cash and cash
 equivalents                                        (21,274)   76,225
Cash and cash equivalents at beginning of period     72,395    76,040
                                                   --------   -------

Cash and cash equivalents at end of period         $ 51,121   152,265
                                                   ========   =======

See notes to consolidated financial statements.

                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(l) The consolidated financial statements contained in this report have not been audited by independent public accountants, except for balance sheet information presented at September 30, 1998. However, in the opinion of the company, the consolidated financial statements reflect all adjustments, which include only normal adjustments, necessary to present fairly the data contained therein. The results of operations for the periods covered are not necessarily indicative of results for a full year.

(2) Basic earnings per share is calculated using the weighted average of actual shares outstanding of 56,113,000 and 55,741,000 for the three months ended June 30, 1999 and 1998, respectively, and 56,673,000 and 56,346,000 for the nine months ended June 30, 1999 and 1998, respectively.

     Diluted earnings per share is determined by dividing net earnings before interest expense (net of tax benefit) on the convertible subordinated debentures by the weighted average shares outstanding, including common stock equivalents, after giving effect to common shares to be issued assuming conversion of the convertible subordinated debentures to Class A common stock. The convertible subordinated debentures were converted in July, 1998. Diluted weighted average shares outstanding were 56,924,000 and 63,034,000 for the three months ended June 30, 1999 and 1998, respectively, and 57,511,000 and 63,590,000 for the nine months ended June 30, 1999 and 1998, respectively.

     The following table provides a reconciliation of diluted net earnings and diluted weighted average shares outstanding (in thousands):


                                                             Three Months          Nine Months
                                                             Ended June 30        Ended June 30
                                                            ---------------       --------------
                                                             1999     1998         1999    1998
                                                             ----     ----         ----    ----

        Net earnings                                        $22,671  21,155       61,341  60,430
        Interest expense on convertible subordinated
         debentures, net of tax benefit                          --     909           --   2,727
                                                            -------  ------       ------  ------
        Diluted net earnings                                $22,671  22,064       61,341  63,157
                                                            =======  ======       ======  ======


        Weighted average shares
         outstanding--basic                                  56,113  55,741       56,673  56,346
        Effect of dilutive securities:
         Assumed conversion of
            subordinated debentures                              --   6,178           --   6,178
         Assumed exercise of
            stock options                                       736   1,090          763   1,066
         Other                                                   75      25           75      --
                                                            -------  ------       ------  ------
        Weighted average shares
         outstanding--diluted                                56,924  63,034       57,511  63,590
                                                            =======  ======       ======  ======

                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

(3) Effective the first quarter of fiscal year 1999, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net earnings and foreign currency translation adjustments as follows (in thousands):


                                          Three Months        Nine Months
                                         Ended June 30       Ended June 30
                                        ---------------     ---------------
                                          1999     1998      1999     1998
                                        -------   ------    ------   ------

     Net earnings                       $22,671   21,155    61,341   60,430

     Other comprehensive income
       adjustments-
     foreign currency translation        (2,241)  (3,936)   (7,276)  (8,964)
                                        -------   ------    ------   ------
     Comprehensive income               $20,430   17,219    54,065   51,466
                                        =======   ======    ======   ======

(4)  Inventories consist of the following (in thousands):


                            June 30,  September 30,
                              1999        1998
                            --------  -------------
         Finished goods     $363,831     325,769
         Work-in-process       5,642       6,119
         Raw materials        39,368      37,316
                            --------     -------

                            $408,841     369,204
                            ========     =======

(5) During fiscal 1998, the Board of Directors authorized the company to purchase up to 6.0 million shares of its Class A common stock. This authorization was increased to 9.0 million shares in October, 1998. As of June 30, 1999, the company had purchased 7,047,500 Class A common shares under this program at a total cost of $158.0 million. In addition, the Board of Directors authorized the purchase of 190,000 Class B common shares from a related party in January, 1999, at a total cost of $5.0 million, which was equal to fair market value on the date of purchase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Third Quarter and Nine Months Ended June 30, 1999 versus Third Quarter and Nine Months Ended June 30, 1998

The company achieved record third quarter net sales of $500.4 million in fiscal year 1999, up $32.9 million or 7.0% over the comparable period of fiscal year 1998. For the nine month period ending June 30, 1999, net sales reached a new high of $1.45 billion, representing a 6.2% increase compared to last year's nine month period.

Net earnings for the three months ended June 30, 1999 were a record $22.7 million or 7.2% higher than the same period of the prior year. Basic earnings per share were 40 cents in 1999 compared to 38 cents in 1998. Diluted earnings per share increased 14.3% to 40 cents from 35 cents in 1998.

Net earnings for the nine months ended June 30, 1999 were $61.3 million or 1.5% higher than 1998. Basic earnings per share were $1.08 in 1999 and $1.07 in 1998. Diluted earnings per share increased 8.1% to $1.07 for the first nine months of 1999 from 99 cents in 1998.

Diluted earnings per share for both the third quarter and first nine months were favorably affected by a decrease in diluted weighted average shares outstanding, primarily due to the company's common stock purchases described in Note 5.

The following table presents net sales information by business segment for the third quarter and first nine months of fiscal years 1999 and 1998 (dollars in millions):


THIRD QUARTER
                                      Fiscal Year
                                   -----------------    Dollar    Percent
Net sales:                          1999       1998     Change    Change
----------                         ------     ------    ------    -------
Alberto-Culver North America       $107.7     110.0      (2.3)     (2.1)%
Alberto-Culver International        113.7     111.0       2.7       2.4
Specialty distribution - Sally      284.4     250.4      34.0      13.6
Eliminations                         (5.4)     (3.9)     (1.5)    (38.5)
                                   ------     -----     -----
                                   $500.4     467.5      32.9       7.0%
                                   ======     =====     =====

NINE MONTHS

                                      Fiscal Year
                                    ---------------     Dollar    Percent
Net sales:                          1999       1998     Change    Change
----------                          ----       ----     ------    -------

Alberto-Culver North America      $  330.0     341.8    (11.8)     (3.4)%
Alberto-Culver International         323.4     315.3      8.1       2.6
Specialty distribution - Sally       812.8     722.8     90.0      12.5
Eliminations                         (13.8)    (11.8)    (2.0)    (16.9)
                                  --------   -------    -----
                                  $1,452.4   1,368.1     84.3       6.2%
                                  ========   =======    =====

Compared to the same periods of the prior year, sales for Alberto-Culver North America ("North America") decreased 2.1% and 3.4% for the third quarter and first nine months of fiscal year 1999, respectively. The decreases were primarily due to sales declines for the Cortexx and VO Fine hair care lines which were new products introduced in fiscal years 1997 and 1998, respectively. Fiscal year 1999 nine month sales also decreased due to lower sales for custom label filling operations.

Sales of Alberto-Culver International ("International") increased 2.4% in the third quarter and 2.6% in the first nine months of fiscal 1999 compared to last year. The fiscal year 1999 results were negatively impacted by the effect of foreign exchange rates. Had foreign exchange rates this year been the same as the third quarter and first nine months of fiscal 1998, Alberto-Culver International sales would have increased 6.5% for the third quarter and 5.5% for the first nine months. The growth was principally due to acquisitions in Latin America.

The "Specialty distribution-Sally" business segment achieved sales increases of $34.0 million or 13.6% for the third quarter and $90.0 million or 12.5% for the first nine months of fiscal year 1999. The gains were attributable to higher sales for established Sally Beauty Company outlets, the opening of new stores during the year and the expansion of Sally's full service and foreign operations. At June 30, 1999, Sally Beauty Company had 2,145 stores offering a full range of professional beauty supplies.

Cost of products sold as a percentage of net sales for the third quarter was 49.5% as compared to 48.6% for the prior year and 49.2% for the first nine months versus 49.0% for the first nine months of 1998. The third quarter increase was primarily due to the negative impact of foreign exchange rates, higher raw material costs and the growth of Sally Beauty Company, which has a higher cost of goods sold as a percentage of sales.

Compared to the prior year, advertising, promotion, selling and administrative expenses rose $11.1 million or 5.4% for the third quarter and $40.0 million or 6.7% for the first nine months. The increases resulted primarily from higher selling and administrative costs associated with the increase in the number of Sally Beauty Company stores.

Advertising, promotion and market research expenditures totaled $64.1 million for the third quarter of 1999, a decrease of 14.2% versus the prior year. For the first nine months of fiscal year 1999, advertising, promotion and market research expenditures were $194.8 million, a decrease of 2.6% over last year. The decreases were primarily due to lower advertising and promotion for North America due to lower spending on the Cortexx and VO Fine hair care lines which were new products introduced in fiscal years 1997 and 1998, respectively.

Net interest expense increased $921,000 for the third quarter and $2.1 million for the first nine months compared to the same periods of the prior year. The increases were primarily attributable to the $120 million of 6.375% debentures issued in June, 1998, partially offset by the elimination of interest expense on the $100 million of 5.5% convertible subordinated debentures which were converted into Class A common shares in July, 1998. Interest expense was also higher due to borrowings under the company's revolving credit facility during fiscal year 1999, primarily to fund acquisitions.

The provision for income taxes as a percentage of earnings before income taxes was 33.25% for the third quarter and 35.50% for the first nine months of fiscal year 1999 and 37.25% for the same periods in the prior year. The lower tax rates in 1999 were primarily due to an adjustment made in the third quarter to lower the year-to-date tax rate to 35.50%, mainly due to the favorable closing of certain tax years.

FINANCIAL CONDITION
-------------------

June 30, 1999 versus September 30, 1998
---------------------------------------

The ratio of current assets to current liabilities was 1.88 to 1.00 at June 30, 1999 and 1.89 to 1.00 at September 30, 1998. Working capital of $286.9 million was $9.0 million higher than the September 30, 1998 balance of $277.9 million.

Total borrowings increased $47.2 million during the first nine months of fiscal year 1999 to $222.2 million. The borrowings were principally made under the company's revolving credit facility primarily to fund the acquisitions of La Farmaco, an Argentina-based manufacturer and marketer of branded personal care products, and two full-service distributers by Sally Beauty. At June 30, 1999, the company had $154 million available under its revolving credit facility.

YEAR 2000 READINESS DISCLOSURES
-------------------------------

Many computer systems use only two digits to represent the year and they may be unable to accurately process information that contains dates before, during or after the year 2000. As a result, organizations that depend on computers are at risk for possible date-based computation errors which could result in erroneous information or system failures that may disrupt their business operations. This is commonly known as the Year 2000 ("Y2K") problem.

Most of the software purchased by the company within the last five years is either Y2K compliant or the vendor has certified that Y2K compliant upgrades will be available sufficiently in advance of December 31, 1999. In late 1995, the company inventoried and assessed key financial and operational information systems and prepared a prioritized plan for Y2K systems modifications or replacements. The plan is revised periodically and progress against the plan is monitored and periodically reported to management and the Audit Committee of the Board of Directors. Implementation of required changes to the company's critical systems is currently scheduled to be completed by November, 1999. Certification of critical systems, which includes testing by technicians and key users, is expected to be completed before December 31, 1999. The company's assessment of non-information technology systems (e.g., manufacturing equipment) is expected to be completed by August, 1999, and an action plan will be prepared based on the results.

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

Incremental costs, which include contractor costs to modify existing systems, and costs of internal resources dedicated to achieving Y2K compliance are charged to expense as incurred. The incremental costs are currently expected to total approximately $2.7 million, of which approximately 72% has been spent to date. Incremental costs are presently being funded through operating cash flow. The amounts do not include any costs associated with the implementation of contingency plans, which are in the process of being developed, as discussed above. The costs associated with replacement of computerized systems, hardware and related equipment (currently estimated to be approximately $8.8 million), substantially all of which will be capitalized, are not included in the above estimates.

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

FORWARD - LOOKING STATEMENTS
----------------------------

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



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

There have been no material changes in the company's market risk during the nine months ended June 30, 1999.

                                    PART II


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)  Exhibits:

     10(j) Form of Amendment to Severance Agreement between Alberto-Culver Company and certain executive officers.*

     27     Financial Data Schedule

            * This exhibit is a management contract or compensatory plan or arrangement of the registrant.

(b)  Reports on Form 8-K:

     No report on Form 8-K was filed by the registrant during the quarter ended June 30, 1999.

                               SIGNATURE
                               ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               ALBERTO-CULVER COMPANY
                                 (Registrant)



                               By: /s/ William J. Cernugel
                                  ----------------------------------------
                                   William J. Cernugel
                                   Senior Vice President, Finance
                                   (Principal Financial Officer)


August 11, 1999