Form 10-K405
period 1999-09-30
ALBERTO CULVER CO
filed 1999-12-17
CIK 3327

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED:

                            SEPTEMBER 30, 1999

                                   -OR-

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-5050

                          ALBERTO-CULVER COMPANY
                          ----------------------
          (Exact name of registrant as specified in its charter)

           Delaware                                      36-2257936
--------------------------------                       ------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.

     2525 Armitage Avenue
     Melrose Park, Illinois                                   60160
--------------------------------                       --------------------
(Address of principal executive offices)                    (Zip code)

Registrant's telephone number, including area code:  (708)450-3000

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
             Title of each class                         on which registered
             -------------------                        ----------------------
Class A Common Stock, par value $.22 per share         New York Stock Exchange
Class B Common Stock, par value $.22 per share         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       -     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of common stock held by non-affiliates (assuming for this purpose only that all directors and executive officers are affiliates) on November 15, 1999 was $415.8 million for Class A Common Stock and $395.8 million for Class B Common Stock.

At November 15, 1999, there were 22,635,692 shares of Class A Common Stock outstanding and 32,957,471 shares of Class B Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Parts I and II ...... Portions of annual report to stockholders for the year ended September 30, 1999, as specifically described herein.

Part III ............ Portions of proxy statement and notice of annual meeting of stockholders on January 27, 2000, as specifically described herein .

                          FORWARD-LOOKING STATEMENTS
                          --------------------------

This Annual Report on Form 10-K and the documents incorporated by reference herein include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management's current expectations and assessments of risks and uncertainties and reflect various assumptions concerning anticipated results, which may or may not prove to be correct. Some of the factors that could cause actual results to differ materially from estimates or projections contained in such forward-looking statements include the pattern of brand sales, including variations in sales volume within periods; competition within the relevant product markets, including pricing, promotional activities, continuing customer acceptance of existing products and the ability to develop and successfully introduce new products; uncertainties pertaining to Y2K computer exposures; risks inherent in acquisitions and strategic alliances; changes in costs, including changes in labor costs, raw material prices or promotional expenses, the costs and effects of unanticipated legal or administrative proceedings; variations in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, tax changes, legal and regulatory changes or other external factors over which Alberto-Culver Company has no control. Alberto-Culver Company disclaims any obligation to update any forward-looking statement in this Annual Report on Form 10-K or any incorporated document.

                                 PART I
ITEM  1. BUSINESS
-----------------

BUSINESS SEGMENTS AND GEOGRAPHIC AREA INFORMATION
-------------------------------------------------

Alberto-Culver Company and its consolidated subsidiaries (herein referred to collectively as the "company," unless indicated otherwise) have three principal business segments. The company's consumer products business includes two segments, "Alberto-Culver North America" and "Alberto-Culver International," and includes developing, manufacturing, distributing and marketing branded consumer products worldwide. Alberto-Culver North America includes the company's consumer products operations in the United States and Canada while Alberto-Culver International sells consumer products in more than 120 other countries.

The classes of products in the Alberto-Culver North America and the Alberto-Culver International business segments include health and beauty care products as well as food and household products. Health and beauty care products accounted for approximately 39%, 41% and 44% of the company's consolidated net sales for the years ended September 30, 1999, 1998 and 1997, respectively. Food and household products accounted for approximately 6%, 7% and 7% of the company's consolidated net sales for the years ended September 30, 1999, 1998 and 1997, respectively.

The third segment, "Specialty Distribution - Sally", consists of Sally Beauty Company ("Sally Beauty"), a distributor of professional beauty supplies through its Sally Beauty Supply stores and its full service operations. Sales of the Specialty Distribution - Sally business segment accounted for approximately 56%, 53% and 50% of the company's consolidated net sales for the years ended September 30, 1999, 1998 and 1997, respectively.

Financial information about business segments and geographic area information is incorporated herein by reference to the "Business Segments and Geographic Area Information" note of "Notes to Consolidated Financial Statements" in the company's annual report to stockholders for the year ended September 30, 1999.

ALBERTO-CULVER NORTH AMERICA
----------------------------

The company's major health and beauty care products marketed in the United States include the ALBERTO V05, TRESemme and CONSORT lines of hair care products, the ST. IVES SWISS FORMULA line of hair and skin care products, FDS feminine deodorant sprays and the TCB and MOTIONS lines of hair care products for the ethnic market. Food and household products sold in the United States include MRS. DASH salt alternatives, MOLLY MCBUTTER butter flavor sprinkles, SUGARTWIN sugar substitute and STATIC GUARD anti-static spray.

In Canada, the company sells most of the products marketed in the United States along with the ALBERTO and ALBERTO BALSAM lines of hair care products.

The Alberto-Culver North America segment also includes the manufacturing of custom label products in the United States for other companies.

ALBERTO-CULVER INTERNATIONAL
----------------------------

The company manufactures and markets health and beauty products throughout Scandinavia and Europe through its Cederroth International subsidiary headquartered in Sweden. Major products include SALVE adhesive bandages, SAMARIN antacids, SELTIN salt substitute, JORDAN toothbrushes, TOPZ cotton buds, SAVETTE wet wipes, BLIW liquid soaps, DATE anti-perspirants and cologne for women, FAMILY FRESH shampoo and shower products, SUKETTER artificial sweetener, ALBERTO V05 hair care products, the ST. IVES SWISS FORMULA line of hair and skin care products, HTH and L300 skin care products, GRUMME TVATTSAPA detergents and PHARBIO natural pharmaceuticals.

In the United Kingdom, the company markets, among other products, the ALBERTO V05, ALBERTO BALSAM and TRESemme lines of hair care products and the ST. IVES SWISS FORMULA line of hair and skin care products. INDOLA professional hair colors, shampoos, conditioners and styling products are marketed throughout Europe and other international markets.

In Latin America, the significant products sold by the company include the ALBERTO V05, GET SET and ANTIALL lines of hair care products, the ST. IVES SWISS FORMULA line of hair and skin care products, VERITAS soap and deodorant body powder products and FARMACO soap products. Other large international markets for the company include Australia, Italy and New Zealand.

SPECIALTY DISTRIBUTION - SALLY
------------------------------

Sally Beauty Company operates a network of cash-and-carry professional beauty supply stores and also sells professional beauty products to hairdressers, beauticians and cosmetologists through its full-service operations. Sally Beauty Supply stores provide salon owners, hairdressers and consumers with an extensive selection of hair care and skin care products, cosmetics, styling appliances and other beauty items. Sally's Beauty Systems Group sells exclusive professional beauty lines directly to the salon market through its own sales force and stores. As of September 30, 1999, Sally Beauty had 2,157 stores in the United States, Puerto Rico, the United Kingdom, Canada, Japan and Germany.

PRODUCT DEVELOPMENT AND MARKETING
---------------------------------

Many of the company's consumer products are developed in the company's laboratories. New products introduced by the company are assigned product managers who guide the products from development to the consumer. The product managers are responsible for the overall marketing plans for the products and coordinate advertising, promotion and market research activities.

The company allocates a large portion of its revenues to the advertising, promotion and market research of consumer products. Net earnings are materially affected by these expenditures, which are charged to income in the period incurred. Advertising, promotion and market research expenditures were $259.7 million in 1999, $257.7 million in 1998 and $255.3 million in 1997.

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

COMPETITION
-----------

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

DISTRIBUTION IN THE UNITED STATES
---------------------------------

Retail health and beauty care products and food and household products are sold primarily through the company's sales force consisting of approximately 50 employees and 120 independent brokers calling upon wholesale drug establishments and retail outlets such as supermarkets, drug stores, mass merchandisers and variety stores.

Professional hair care products in the United States are sold by company sales representatives and brokers to beauty supply outlets and to beauty distributors who in turn sell to beauty salons, barber shops and beauty schools.

SALLY BEAUTY COMPANY DISTRIBUTION
---------------------------------

Sally Beauty Company sells professional beauty supplies through full-service distributors and its 2,157 stores located in 47 states, Puerto Rico, the United Kingdom, Canada, Japan and Germany. Sally Beauty's stores are self-service, cash-and-carry and are primarily located in shopping centers. Sally operates the world's largest chain of professional beauty supply stores and as such is a major customer of some of the company's competitors in the personal care products industry. Sally sells Alberto-Culver North America's professional hair care products, but these products represent only a small portion of Sally's selection of salon brands.

FOREIGN OPERATIONS
------------------

Products of the company are sold in more than 120 countries or geographic regions, primarily through direct sales by subsidiaries, independent distributors and licensees.

The company's foreign operations are subject to risks inherent in transactions involving foreign currencies and political uncertainties.

EMPLOYEES
---------

In its domestic and foreign operations, the company had approximately 13,400 full-time equivalent employees as of September 30, 1999, consisting of 8,000 hourly personnel and 5,400 salaried employees. At September 30, 1998, the company had approximately 12,700 full-time equivalent employees. The increase in employees during fiscal year 1999 is principally due to the growth in the number of Sally Beauty Company stores.

Certain subsidiaries of the company have union contracts covering production, warehouse, shipping and maintenance personnel. The company considers relations with its employees to be satisfactory.

REGULATION
----------

The company is subject to the regulations of several federal and state agencies, including the Federal Food and Drug Administration and the Federal Trade Commission.

TRADEMARKS AND PATENTS
----------------------

The company's trademarks, certain of which are material to its business, are registered or legally protected in the United States, Canada and other countries throughout the world in which products of the company are sold. Although the company owns patents and has other patent applications pending, its business is not materially dependent upon patents or patent protection.

ITEM 2. PROPERTIES
------------------

The company's properties, plants and equipment are maintained in good condition and are suitable and adequate to support the business. The company's principal properties and their general characteristics are described below:

                                                                                        Business
Location                                  Type of Facility                              Segment
--------                                  ----------------                              --------
Company-Owned Properties:
-------------------------

Melrose Park, Illinois
 .  2525 Armitage Avenue                  Corporate Office, Manufacturing, Warehouse    (1)
 .  2020 and 2040 Indian Boundary Drive   Office, Warehouse                             (1)
 .  2150 N. 15th Avenue                   Manufacturing, Warehouse                      (1)
 .  2100 N. 15th Avenue                   Warehouse                                     (1)
 .  1930 George Street                    Office, Warehouse                             (1)
Basingstoke, Hampshire, England           Office                                        (2)
Buenos Aires, Argentina                   Office, Manufacturing, Warehouse              (2)
Columbus, Ohio                            Warehouse                                     (3)
Denton, Texas                             Office, Warehouse                             (3)
Falun, Sweden                             Office, Manufacturing, Warehouse              (2)
Jacksonville, Florida                     Warehouse                                     (3)
Madrid, Spain                             Office, Manufacturing, Warehouse              (2)
Naguabo, Puerto Rico                      Manufacturing, Warehouse                      (1)(2)
Naucalpan de Juarez, Mexico               Office, Manufacturing, Warehouse              (2)
North Rocks, New South Wales, Australia   Office, Manufacturing, Warehouse              (2)
Reno, Nevada                              Warehouse                                     (3)
Rochester, New York                       Office, Warehouse                             (3)
Swansea, Wales, England                   Office, Manufacturing, Warehouse              (2)
Toronto, Ontario, Canada                  Office, Manufacturing, Warehouse              (1)

Leased Properties:
------------------

Albertslund, Denmark                      Office, Warehouse                             (2)
Atlanta, Georgia                          Warehouse                                     (1)
Auckland, New Zealand                     Office, Warehouse                             (2)
Buffalo, New York                         Office, Warehouse                             (3)
Chatsworth, California                    Office, Manufacturing, Warehouse              (1)
Espoo, Finland                            Office, Warehouse                             (2)
Geneva, Switzerland                       Office                                        (2)
Greenville, Ohio                          Warehouse                                     (3)
Macedonia, Ohio                           Office, Warehouse                             (3)
Monroe, Connecticut                       Office, Warehouse                             (3)
Ontario, California                       Warehouse                                     (1)
Rakkestad, Norway                         Office, Warehouse                             (2)
Stockholm, Sweden                         Office, Manufacturing, Warehouse              (2)
Various (2,157 locations in 47 states,
 Puerto Rico, the United Kingdom, Canada,
 Japan and Germany)                       Sally Beauty Company Stores                   (3)

(1)  Alberto-Culver North America
(2)  Alberto-Culver International
(3)  Specialty Distribution - Sally

ITEM 3. LEGAL PROCEEDINGS
-------------------------

There are no material legal proceedings pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended September 30, 1999.

EXECUTIVE OFFICERS
------------------

The following table sets forth the names and current positions of the registrant's executive officers, including their five-year business history and ages. Executive officers of the company and its subsidiaries are elected annually.

Name                       Current Position and Five-Year Business History              Age
----                       -----------------------------------------------              ---

Leonard H. Lavin (1)       October, 1994 - Chairman; previously Chairman and             80
                           Chief Executive Officer for more than five years.

Howard B. Bernick (1)      October, 1994 - President and Chief Executive Officer;        47
                           previously President and Chief Operating Officer for
                           more than five years.

Bernice E. Lavin (1)       July, 1994 - Vice Chairman, Secretary and Treasurer;          74
                           previously Vice President, Secretary and Treasurer for
                           more than five years.

Carol L. Bernick (1)       April, 1998 - Vice Chairman and Assistant Secretary,          47
                           Alberto-Culver Company and President, Alberto-Culver
                           North America, a division of the registrant; October, 1994 to April, 1998 - Executive Vice President and Assistant
                           Secretary, Alberto-Culver Company and President,
                           Alberto-Culver  USA, Inc., a subsidiary of registrant.

William J. Cernugel        Senior Vice President, Finance.                               57

Thomas J. Pallone          Vice President, Research and Development.                     54

Michael H. Renzulli        President, Sally Beauty Company, Inc., a subsidiary of        59
                           registrant.

Name                       Current Position and Five-Year Business History              Age
----                       -----------------------------------------------              ---

Gary P. Schmidt            June, 1997 - Vice President, General Counsel and             48
                           Assistant Secretary; April, 1990 to June, 1997 -
                           Vice-President, General Counsel and Secretary,
                           Fujisawa USA, Inc.

Paul H. Stoneham           October, 1998 - President, Alberto-Culver International,     38
                           Inc., a subsidiary of registrant; December, 1997 to
                           September, 1998 - Marketing Director, Hair Care
                           Products - Germany, Procter and Gamble GmbH;
                           January, 1994 to November, 1996 - Marketing Director,
                           Health and Beauty Care Products - U.K., Procter and
                           Gamble (UK) Ltd.

(1) Leonard H. Lavin and Bernice E. Lavin are husband and wife. Carol L. Bernick is the wife of Howard B. Bernick and the daughter of Mr. and Mrs. Lavin.

                                 PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

Information required for this Item is incorporated herein by reference to the section entitled "Market Price of Common Stock and Cash Dividends Per Share" and notes 3 and 4 of "Notes to Consolidated Financial Statements" in the registrant's annual report to stockholders for the year ended September 30, 1999.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

Information required for this Item is incorporated herein by reference to the section entitled "Selected Financial Data" in the registrant's annual report to stockholders for the year ended September 30, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

Information required for this Item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the registrant's annual report to stockholders for the year ended September 30, 1999.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Information required for this Item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the registrant's annual report to stockholders for the year ended September 30, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

Information required for this Item is incorporated herein by reference to the consolidated financial statements and notes and "Independent Auditors' Report" of KPMG LLP in the registrant's annual report to stockholders for the year ended September 30, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None.

                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

Information required for this Item regarding the directors of the company and regarding delinquent filers pursuant to Item 405 of Regulation S-K is incorporated herein by reference to the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", respectively, in the registrant's proxy statement for its annual meeting of stockholders on January 27, 2000. Information concerning Executive Officers of the registrant is included in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

Information required for this Item is incorporated herein by reference to the section entitled "Executive Compensation" in the registrant's proxy statement for its annual meeting of stockholders on January 27, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

Information required for this Item is incorporated herein by reference to the sections entitled "Share Ownership of Directors and Executive Officers" and "Principal Stockholders" in the registrant's proxy statement for its annual meeting of stockholders on January 27, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

Information required for this Item is incorporated herein by reference to the sections entitled "Certain Relationships and Related Transactions" and "Certain Business Relationships" in the registrant's proxy statement for its annual meeting of stockholders on January 27, 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

     (a)  Documents filed as part of this report:

          1.   Financial statements:

               The consolidated financial statements and notes to be included in
               Part II, Item 8 are incorporated by reference to the registrant's annual report to stockholders for the year ended September 30, 1999, which is filed as an exhibit to this report.

          2.   Financial statement schedules:

                               Description                       Schedule
                               -----------                       --------

                     Valuation and Qualifying Accounts               II

               Schedules I, III, IV, and V are omitted as the information required by these schedules is not applicable.

          3.   Exhibits:

               Exhibit
               Number                          Description
               ------                          -----------

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

               Exhibit
               Number                          Description
               ------                          -----------

               4(a) Copy of Indenture dated June 10, 1998 between Alberto-Culver Company and The First National Bank of Chicago, as Trustee (filed as Exhibit 4(a) and incorporated herein by reference from the company's Form 10-Q Quarterly Report for the quarter ended
                           June 30, 1998).

               4(b)        Copy of 6.375% Debentures due June 15, 2028 (filed as
                           Exhibit 4(b) and incorporated herein by reference from the company's Form 10-Q Quarterly Report for the quarter ended June 30, 1998).

               10(a) Copy of Alberto-Culver Company Management Incentive Plan dated October 1, 1998, as amended.*

               10(b) Copy of Alberto-Culver Company Employee Stock Option Plan of 1988, as amended* (filed as Exhibit 10(b) and incorporated herein by reference from the company's Form 10-Q Quarterly Report for the quarter ended December 31, 1997).

               10(c) Copy of Alberto-Culver Company 1994 Shareholder Value Incentive Plan, as amended* (filed as Exhibit 10(c) and incorporated herein by reference from the company's Form 10-K Annual Report for the year ended September 30, 1997).

               10(d) Copy of Alberto-Culver Company 1994 Restricted Stock Plan, as amended* (filed as Exhibit 10(d) and incorporated herein by reference from the company's Form 10-Q Quarterly Report for the quarter ended December 31, 1996).

               10(e) Copy of Alberto-Culver Company 1994 Stock Option Plan for Non-Employee Directors, as amended* (filed as Exhibit 10(e) and incorporated herein by reference from the company's Form 10-Q Quarterly Report for the quarter ended December 31, 1997).

               10(f) Copy of Split Dollar Life Insurance Agreement dated September 30, 1993 between Alberto-Culver Company and the trustee of the Lavin Survivorship Insurance Trust* (filed as Exhibit 10(e) and incorporated herein by reference from the company's Form 10-K Annual Report for the year ended September 30, 1993).

               10(g) Form of Severance Agreement between Alberto-Culver Company and certain executive officers* (filed as Exhibit 10(f) and incorporated herein by reference from the company's Form 10-Q Quarterly Report for the quarter ended December 31, 1996).

               Exhibit
               Number                          Description
               ------                          -----------

               10(h) Copy of Multicurrency Credit Agreement dated as of September 11, 1998 among Alberto-Culver Company, Bank of America National Trust and Savings Association as U.S. agent and the other financial institutions being parties thereto (filed as Exhibit 10(h) and incorporated herein by reference from the company's Form 10-K Annual Report for the year ended
                           September 30, 1997).

               10(i) Copy of the Alberto-Culver Company Executive Deferred Compensation Plan dated January 1, 1999* (filed as
                           Exhibit 10(i) and incorporated herein by reference from the company's Form 10-Q Quarterly Report for the quarter ended December 31, 1998).

               10(j) Form of Amendment of Severance Agreement between Alberto-Culver Company and certain executive officers.*

               13 Portions of annual report to stockholders for the year ended September 30, 1999 incorporated herein by reference.

               21          Subsidiaries of the Registrant.

               23          Consent of KPMG LLP

               27          Financial Data Schedule


                    *This exhibit is a management contract or compensatory plan or arrangement of the registrant.


     (b)  Reports on Form 8-K: None

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of December, 1999.

                                       ALBERTO-CULVER COMPANY

                                       By /s/  Howard B. Bernick
                                         --------------------------------------
                                          Howard B. Bernick
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                         Title                             Date
----------------------------  -------------------------------  --------------------------------
/s/ Leonard H. Lavin          Chairman of the Board            December 14, 1999
----------------------------  and Director
Leonard H. Lavin

/s/ Howard B. Bernick         President, Chief Executive       December 14, 1999
----------------------------  Officer and Director
Howard B. Bernick

/s/ Bernice E. Lavin          Vice Chairman, Secretary,        December 14, 1999
----------------------------  Treasurer and Director
Bernice E. Lavin

/s/ Carol L. Bernick          Vice Chairman,                   December 14, 1999
----------------------------  Assistant Secretary and Director
Carol L. Bernick

/s/ William J. Cernugel       Senior Vice President, Finance   December 14, 1999
----------------------------  (Principal Financial &
William J. Cernugel           Accounting Officer)

/s/ A. Robert Abboud          Director                         December 14, 1999
----------------------------
A. Robert Abboud

/s/ A.G. Atwater, Jr.         Director                         December 14, 1999
----------------------------
A. G. Atwater, Jr.

/s/ Robert P. Gwinn           Director                         December 14, 1999
----------------------------
Robert P. Gwinn

/s/ Allan B. Muchin           Director                         December 14, 1999
----------------------------
Allan B. Muchin

/s/ Robert H. Rock            Director                         December 14, 1999
----------------------------
Robert H. Rock

/s/ Dr. Harold M. Visotsky    Director                         December 14, 1999
----------------------------
Dr. Harold M. Visotsky

/s/ William W. Wirtz          Director                         December 14, 1999
----------------------------
William W. Wirtz

                         Independent Auditors' Report
                         ----------------------------


The Board of Directors and Stockholders
Alberto-Culver Company:

On October 22, 1999, we reported on the consolidated balance sheets of Alberto-Culver Company and subsidiaries as of September 30, 1999 and 1998 and the related consolidated statements of earnings, cash flows and stockholders' equity for each of the years in the three-year period ended September 30, 1999, as contained in the 1999 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for fiscal year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 14(a)2 of the annual report on Form 10-K. That financial statement schedule is the responsibility of the company's management. Our responsibility is to express an opinion on that financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                       /s/ KPMG LLP

Chicago, Illinois
October 22, 1999

                                                                     Schedule II
                                                                     -----------



                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                       Valuation and Qualifying Accounts
                                (In thousands)


                                                Year Ended September 30,
                                           ---------------------------------
                                              1999        1998         1997
                                           --------    --------     --------
Allowance for doubtful accounts:

  Balance at beginning of period           $10,868       9,042        8,208

  Additions (deductions):

    Charged to costs and expenses            3,166       7,162        5,664

    Uncollectible accounts written off,
      net of recoveries                     (5,585)     (5,532)      (4,820)

    Allowance for doubtful accounts
      of acquired companies                    104         266           --

  Other                                       (112)        (70)         (10)
                                           --------    --------     --------
  Balance at end of period                 $ 8,441      10,868        9,042
                                           ========    ========     ========