Form 10-Q
period 1999-12-31
ALBERTO CULVER CO
filed 2000-02-11
CIK 3327

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

                               December 31, 1999

                                     -OR-

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File No. 1-5050


                            ALBERTO-CULVER COMPANY
                        ------------------------------
            (Exact name of registrant as specified in its charter)



                 Delaware                                  36-2257936
      -------------------------------                  ------------------
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)


                            2525 Armitage Avenue
                           Melrose Park, Illinois                60160
                    ----------------------------------------   ----------
                    (Address of principal executive offices)   (Zip code)



Registrant's telephone number, including area code:   (708) 450-3000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  YES  X    NO
                                       -----    -----



At December 31, 1999, there were 22,777,770 shares of Class A common stock and 32,957,471 shares of Class B common stock outstanding.

                                    PART  I


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Earnings
                 Three Months Ended December 31, 1999 and 1998
                     (in thousands, except per share data)

                                                                                                    (Unaudited)
                                                                                     ------------------------------------------
                                                                                       1999                              1998
                                                                                     --------                          --------
Net sales                                                                            $525,799                          464,551
Costs and expenses:
       Cost of products sold                                                          257,370                          228,757
       Advertising, promotion, selling and administrative                             233,933                          203,830
       Interest expense, net of interest income of $745 in 1999
         and $726 in 1998                                                               3,427                            2,526
       Non-recurring gain (Note 7)                                                     (9,257)                              --
                                                                                     --------                          -------
       Total costs and expenses                                                       485,473                          435,113
                                                                                     --------                          -------

Earnings before provision for income taxes                                             40,326                           29,438

Provision for income taxes (Note 7)                                                    13,493                           10,818
                                                                                     --------                          -------

Net earnings (Notes 4 and 7)                                                         $ 26,833                           18,620
                                                                                     ========                          =======

Net earnings per share (Notes 3 and 7):

       Basic                                                                         $    .48                              .33
                                                                                     ========                          =======
       Diluted                                                                       $    .48                              .32
                                                                                     ========                          =======

Cash dividends paid per share (Note 2)                                               $   .065                             .060
                                                                                     ========                          =======

See notes to consolidated financial statements.

                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                          Consolidated Balance Sheets
                   December 31, 1999 and September 30, 1999
                       (in thousands, except share data)

                                                                              (Unaudited)
                                                                              December 31,          September 30,
ASSETS                                                                           1999                  1999
------                                                                        -----------           ------------
Current assets:
 Cash and cash equivalents                                                     $   52,954              55,931
 Short-term investments                                                               489               1,885
 Receivables, less allowance for doubtful
      accounts ($9,508 at 12/31/99 and $8,441 at 9/30/99)                         146,024             144,075
 Inventories (Note 5)                                                             439,256             421,888
 Other current assets                                                              22,063              21,775
                                                                              -----------           ---------
      Total current assets                                                        660,786             645,554
                                                                              -----------           ---------
Property, plant and equipment at cost, less accumulated
 depreciation ($192,851 at 12/31/99 and $190,808 at 9/30/99)                      236,267             238,753
Goodwill, net                                                                     179,182             172,109
Trade names and other intangible assets, net                                       71,385              72,975
Other assets                                                                       54,990              55,143
                                                                              -----------           ---------
 Total assets                                                                  $1,202,610           1,184,534
                                                                              ===========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
 Short-term borrowings and current maturities of long-term debt                $    5,358               3,719
 Accounts payable                                                                 188,561             198,887
 Accrued expenses                                                                  99,995             114,382
 Income taxes                                                                      31,088              19,413
                                                                               ----------           ---------
      Total current liabilities                                                   325,002             336,401
                                                                               ----------           ---------

Long-term debt                                                                    235,613             225,173
Deferred income taxes                                                              33,568              33,833
Other liabilities                                                                  21,672              20,307

Stockholders' equity (Note 3):
 Common stock, par value $.22 per share:
      Class A authorized 75,000,000 shares; issued 30,612,798 shares                6,735               6,735
      Class B authorized 75,000,000 shares; issued 37,710,655 shares                8,296               8,296
 Additional paid-in capital                                                       190,078             191,063
 Retained earnings                                                                623,845             600,629
 Accumulated other comprehensive income -
      foreign currency translation (Note 4)                                       (35,872)            (31,160)
                                                                               ----------           ---------
                                                                                  793,082             775,563
 Less treasury stock at cost (Class A common shares: 7,835,028 at 12/31/99 and 7,844,756 at 9/30/99;  Class B common shares:
      4,753,184 at 12/31/99 and 9/30/99)                                         (206,327)           (206,743)
                                                                               ----------           ---------
       Total stockholders' equity                                                 586,755             568,820
                                                                               ----------           ---------
       Total liabilities and stockholders' equity                              $1,202,610           1,184,534
                                                                               ==========           =========

See notes to consolidated financial statements.

                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                 Three Months Ended December 31, 1999 and 1998
                                (in thousands)

                                                          (Unaudited)
                                                      ------------------
                                                       1999         1998
                                                      ------       ------
Cash Flows from Operating Activities:
------------------------------------

Net earnings                                           $26,833     18,620
Adjustments to reconcile
 net earnings to net cash
  used by operating activities:
     Depreciation and amortization                      11,279     10,275
     Non-recurring gain                                 (9,257)        --
     Other, net                                            438      1,274
     Cash effects of changes in
       (exclusive of acquisitions):
        Receivables, net                                (4,516)      (397)
        Inventories                                    (12,670)    (7,312)
        Other current assets                              (494)    (1,274)
        Accounts payable and accrued expenses          (24,044)   (28,526)
        Income taxes                                    11,626      3,363
                                                       -------    -------
     Net cash used by operating activities                (805)    (3,977)
                                                       -------    -------

Cash Flows from Investing Activities:
------------------------------------

Short-term investments                                   1,396          1
Capital expenditures                                    (8,112)    (9,640)
Payments for purchased businesses,
net of acquired companies' cash                        (15,115)    (3,750)
Proceeds from sale of trademark                         10,000         --
Other, net                                               3,673        677
                                                       -------    -------
  Net cash used by investing activities                 (8,158)   (12,712)
                                                       -------    -------

Cash Flows from Financing Activities:
------------------------------------

Short-term borrowings                                    1,587        978
Proceeds from long-term debt                            18,000        378
Repayments of long-term debt                            (6,500)    (1,039)
Cash dividends paid                                     (3,618)    (3,429)
Cash proceeds from exercise of stock options               951      1,573
Stock purchased for treasury                            (3,460)    (7,948)
                                                       -------    -------
  Net cash provided (used) by financing activities       6,960     (9,487)
                                                       -------    -------

Effect of foreign exchange rate changes on cash           (974)      (499)
                                                       -------    -------
Net decrease in cash and cash equivalents               (2,977)   (26,675)
Cash and cash equivalents at beginning of period        55,931     72,395
                                                       -------    -------

Cash and cash equivalents at end of period             $52,954     45,720
                                                       =======    =======

See notes to consolidated financial statements.

                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(l) The consolidated financial statements contained in this report have not been audited by independent public accountants, except for balance sheet information presented at September 30, 1999. However, in the opinion of the company, the consolidated financial statements reflect all adjustments, which include only normal adjustments, necessary to present fairly the data contained therein. The results of operations for the periods covered are not necessarily indicative of results for a full year.

(2) On January 27, 2000, the company announced an increase in the cash dividend on Class A and Class B common stock, raising the quarterly dividend 15.4% to 7.5 cents per share or 30 cents annually. The cash dividend is payable February 21, 2000 to stockholders of record on February 7, 2000.

(3) Basic earnings per share is calculated using the weighted average of actual shares outstanding of 55,708,000 and 57,082,000 for the three months ended December 31, 1999 and 1998, respectively.

     Diluted earnings per share is determined by dividing net earnings by the weighted average shares outstanding, including common stock equivalents. Diluted weighted average shares outstanding were 56,432,000 and 57,969,000 for the three months ended December 31, 1999 and 1998, respectively.

     The following table provides a reconciliation of diluted weighted average shares outstanding (in thousands):

                                          Three Months Ended December 31
                                          ------------------------------
                                                   1999      1998
                                                   ----      ----
        Weighted average shares
         outstanding-basic                        55,708    57,082
        Effect of dilutive securities:
         Assumed exercise of
            stock options                            649       812
         Other                                        75        75
                                                  ------    ------
        Weighted average shares
         outstanding-diluted                      56,432    57,969
                                                  ======    ======

(4) Effective the first quarter of fiscal year 1999, the company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net earnings and foreign currency translation adjustments as follows (in thousands):

                                          Three Months Ended December 31
                                          ------------------------------
                                                   1999      1998
                                                   ----      ----
         Net earnings                            $26,833    18,620

         Other comprehensive income
                adjustments-
          foreign currency translation            (4,712)     (368)
                                                 -------    ------
         Comprehensive income                    $22,121    18,252
                                                 =======    ======

                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

(5)  Inventories consist of the following (in thousands):

                                        December 31,   September 30,
                                            1999          1999
                                        ------------   -------------
         Finished goods                    $388,251       373,907
         Work-in-process                      5,454         4,582
         Raw materials                       45,551        43,399
                                          ---------     ---------

                                           $439,256       421,888
                                          =========     =========

(6) During fiscal year 1998, the Board of Directors authorized the company to purchase up to 6.0 million shares of its Class A common stock. This authorization was increased to 9.0 million shares in fiscal year 1999. As of December 31, 1999, the company had purchased 7,290,400 Class A common shares under this program at a total cost of $162.9 million. In addition, during fiscal year 1999, the Board of Directors authorized the purchase of 190,000 Class B common shares from a related party at a total cost of $5.0 million, which was equal to fair market value of the shares on the date of purchase.

(7) In the first quarter of fiscal year 2000, the company sold a European trademark owned by its Indola professional business for $10.0 million. The transaction resulted in a non-recurring pre-tax gain of $9.3 million and an increase in net earnings of $6.0 million. The non-recurring gain added 11 cents to the company's basic and diluted earnings per share.

     The following table provides pro-forma information for the first quarter of the fiscal year excluding the non-recurring gain (in thousands, except per share data):

                                        Three Months Ended December 31
                                        ------------------------------
                                             1999            1998
                                             ----            ----
         Pre-tax earnings                   $31,069         29,438
                                            =======         ======
         Net earnings                       $20,816         18,620
                                            =======         ======

         Net earnings per share:
              Basic                         $  0.37           0.33
                                            =======         ======
              Diluted                       $  0.37           0.32
                                            =======         ======

                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

(8) Effective September 30, 1999, the company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments, products and services, geographic areas and major customers. Segment data for the three months ended December 31, 1999 and 1998 is as follows (in thousands):

                                                 Three Months Ended December 31
                                                 ------------------------------
                                                        1999          1998
                                                        ----          ----
     Net sales:
     Consumer products:
        Alberto-Culver North America                  $121,825      111,377
        Alberto-Culver International                   113,120      101,458
                                                      --------      -------
           Total consumer products                     234,945      212,835
     Specialty distribution - Sally                    295,874      255,258
     Eliminations                                       (5,020)      (3,542)
                                                      --------      -------
                                                      $525,799      464,551
                                                      ========      =======

    Earnings before provision for income taxes:
    Consumer products:
        Alberto-Culver North America                  $  6,708        5,971
        Alberto-Culver International                     1,213        2,258
                                                      --------      -------
           Total consumer products                       7,921        8,229
     Specialty distribution -Sally                      29,791       26,594
                                                      --------      -------
        Segment operating profit                        37,712       34,823
    Non-recurring gain (Note 7)                          9,257           --
    Unallocated expenses, net                           (3,216)      (2,859)
    Interest expense, net of interest income            (3,427)      (2,526)
                                                      --------      -------
                                                      $ 40,326       29,438
                                                      ========      =======

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
--------------------------------------------------------------------------
FINANCIAL CONDITION
-------------------

RESULTS OF OPERATIONS
---------------------

First Quarter Ended December 31, 1999 versus First Quarter Ended December 31,
-----------------------------------------------------------------------------
1998
----

The company achieved record first quarter net sales of $525.8 million in fiscal year 2000, up $61.2 million or 13.2% over the comparable period of fiscal year 1999.

Net earnings for the three months ended December 31, 1999 were $26.8 million, including the non-recurring gain, or 44.1% higher than the same period of the prior year. Basic and diluted earnings per share were 48 cents in fiscal year 2000.

As described in Note 7, the company sold a European trademark owned by its Indola professional business in the first quarter of fiscal year 2000. As a result, the company recognized a non-recurring pre-tax gain of $9.3 million and an increase in net earnings of $6.0 million. Accordingly, basic and diluted earnings per share increased 11 cents as a result of the gain.

Net earnings before the non-recurring gain for the three months ended December 31, 1999 were $20.8 million or 11.8% higher than the same period of the prior year. Basic earnings per share before the non-recurring gain were 37 cents in fiscal year 2000 compared to 33 cents in fiscal year 1999. Diluted earnings per share before the non-recurring gain increased 15.6% to 37 cents from 32 cents in fiscal year 1999.

Compared to the same period of the prior year, sales for Alberto-Culver North America ("North America") increased 9.4% in the first quarter of fiscal year 2000. The increase was primarily due to higher sales of the Alberto VO5 Herbals line of shampoos and conditioners, St. Ives Swiss Formula facial products and the Motions line of hair care products.

Sales of Alberto-Culver International ("International") were $113.1 million for the current quarter, up 11.5% compared to last year. Sales for the first quarter of fiscal year 2000 were negatively impacted by the effect of foreign exchange rates. Had foreign exchange rates this year been the same as the first quarter of fiscal year 1999, Alberto-Culver International sales would have increased 16.5%. The growth in International sales was principally due to the launch of Advanced Alberto VO5 hair care products in certain international markets and acquisitions in Latin America.

The "Specialty distribution-Sally" business segment achieved a sales increase of $40.6 million or 15.9% for the quarter ended December 31, 1999. The increase was attributable to higher sales for established Sally Beauty Company outlets, the addition of stores during the year and the expansion of Sally's full service and foreign operations. At December 31, 1999, Sally Beauty Company had 2,203 stores offering a full range of professional beauty supplies.

Cost of products sold as a percentage of net sales for the first quarter was 48.9% as compared to 49.2% for the first quarter of the prior year. The decrease in the cost of goods sold percentage was primarily due to improvements for International from the launch of the higher margin Advanced Alberto VO5 hair care products along with higher margin sales from the acquired operations in Argentina and Chile. In addition, Sally's cost of goods sold percentage decreased principally due to an increase in higher margin retail sales and volume purchase discounts.

Advertising, promotion, selling and administrative expenses increased 14.8% in the first quarter of fiscal year 2000. The increase primarily resulted from the higher selling and administration costs associated with the growth of the Sally Beauty Company business and higher expenditures for advertising, promotion and market research.

Advertising, promotion and market research expenditures totaled $73.2 million for the current period versus $65.0 million for the comparable period of the prior year. The higher expenses in fiscal year 2000 were mainly attributable to increased advertising and promotion expenditures for International as a result of the launch of Advanced Alberto VO5 and acquisitions in Latin America.

Net interest expense increased $901,000 for the first quarter compared to the same period of the prior year. The increase was primarily due to additional borrowings under the company's revolving credit facility.

The provision for income taxes as a percentage of earnings before income taxes and before the non-recurring gain was 33.00% for the first quarter of fiscal year 2000 and 36.75% for the same period in the prior year. The lower tax rate in 2000 was mainly due to the realization of certain tax benefits and the favorable closing of certain tax years.


FINANCIAL CONDITION
-------------------

December 31, 1999 versus September 30, 1999
-------------------------------------------

The ratio of current assets to current liabilities was 2.03 to 1.00 at December 31, 1999 and 1.92 to 1.00 at September 30, 1999. Working capital of $335.8 million was $26.6 million higher than the September 30, 1999 balance of $309.2 million.

Total borrowings increased $12.1 million to $241.0 million during the first three months of fiscal year 2000. The increase was principally due to additional borrowings under the company's revolving credit facility primarily to fund acquisitions. At December 31, 1999, the company had $126.0 million available under its revolving credit facility.

YEAR 2000 READINESS DISCLOSURES
-------------------------------

As of the date hereof, the company has not experienced any significant business interruptions as a result of Year 2000 ("Y2K") issues. However, Y2K problems could occur during the Year 2000, but as time passes the likelihood of encountering problems will diminish. If Y2K problems develop, every effort will be made to correct the problems before the business is impacted in any significant manner. A Y2K rapid response team at each business unit is being maintained to address Y2K problems efficiently and to communicate the problems to the company's Y2K coordinators.

FORWARD - LOOKING STATEMENTS
----------------------------

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein, if any, may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management's current expectations and assessments of risks and uncertainties and reflect various assumptions concerning anticipated results, which may or may not prove to be correct. Some of the factors that could cause actual results to differ materially from estimates or projections contained in such forward-looking statements include the pattern of brand sales, including variations in sales volume within periods; competition within the relevant product markets, including pricing, promotional activities, continuing customer acceptance of existing products, loss of distributorship rights and the ability to develop and successfully introduce new products; uncertainties pertaining to Y2K computer exposures; risks inherent in acquisitions and strategic alliances; changes in costs, including changes in labor costs, raw material prices or promotional expenses; the costs and effects of unanticipated legal or administrative proceedings; variations in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, tax changes, legal and regulatory changes or other external factors over which the company has no control. Alberto-Culver Company disclaims any obligation to update any forward-looking statement in this Quarterly Report on Form 10-Q or any document incorporated herein by reference.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

There have been no material changes in the company's market risk during the three months ended December 31, 1999.

                                    PART II


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)  Exhibits:

     10(c) Copy of Alberto-Culver Company 1994 Shareholder Value Incentive Plan, as amended* (filed as Annex A and incorporated herein by reference from the company's Definitive Proxy Statement on Form 14A for the year ended September 30, 1999).

     10(i) Copy of the Alberto-Culver Company Executive Deferred Compensation Plan dated September 23, 1999, as amended.*

     27      Financial Data Schedule

           *This exhibit is a management contract or compensatory plan or arrangement of the registrant.


(b)  Reports on Form 8-K:

     No report on Form 8-K was filed by the registrant during the quarter ended December 31, 1999.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               ALBERTO-CULVER COMPANY
                                 (Registrant)



                               By: /s/ William J. Cernugel
                                  --------------------------------
                                 William J. Cernugel
                                 Senior Vice President, Finance
                                 (Principal Financial Officer)



February 11, 2000