Form 10-Q
period 2000-03-31
ALBERTO CULVER CO
filed 2000-05-09
CIK 3327

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

                                March 31, 2000

                                     -OR-

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File No. 1-5050


                            ALBERTO-CULVER COMPANY
       ----------------------------------------------------------------
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


At March 31, 2000, there were 22,787,995 shares of Class A common stock and 32,957,471 shares of Class B common stock outstanding.

                                    PART I


ITEM 1. FINANCIAL STATEMENTS
----------------------------


                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Earnings
                  Three Months Ended March 31, 2000 and 1999
                     (in thousands, except per share data)

                                                                      (Unaudited)
                                                                 ---------------------
                                                                   2000         1999
                                                                 --------      -------
Net sales                                                        $553,813      487,396

Cost of products sold                                             271,520      237,801
                                                                 --------      -------

  Gross profit                                                    282,293      249,595

Advertising, promotion, selling and administrative                244,069      214,977
                                                                 --------      -------

  Operating earnings                                               38,224       34,618

Interest expense, net of interest income of $620
  in 2000 and $710 in 1999                                          4,259        2,917
                                                                 --------      -------

  Earnings before provision for income taxes                       33,965       31,701

Provision for income taxes                                         11,208       11,651
                                                                 --------      -------

  Net earnings (Note 3)                                          $ 22,757       20,050
                                                                 ========      =======


Net earnings per share (Note 2)

  Basic                                                          $    .41          .35
                                                                 ========      =======
  Diluted                                                        $    .40          .35
                                                                 ========      =======


Cash dividends paid per share                                    $   .075         .065
                                                                 ========      =======

See notes to consolidated financial statements.

                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Earnings
                   Six Months Ended March 31, 2000 and 1999
                     (in thousands, except per share data)

                                                                          (Unaudited)
                                                                   --------------------------
                                                                      2000             1999
                                                                   ----------         -------
Net sales                                                          $1,079,612         951,947

Cost of products sold                                                 528,890         466,558
                                                                   ----------         -------

  Gross profit                                                        550,722         485,389

Advertising, promotion, selling and administrative                    478,002         418,807

Non-recurring gain (Note 5)                                             9,257              --
                                                                   ----------         -------

  Operating earnings                                                   81,977          66,582

Interest expense, net of interest income of $1,365
  in 2000 and $1,436 in 1999                                            7,686           5,443
                                                                   ----------         -------

   Earnings before provision for income taxes                          74,291          61,139

Provision for income taxes (Note 5)                                    24,701          22,469
                                                                   ----------         -------

  Net earnings (Notes 3 and 5)                                     $   49,590          38,670
                                                                   ==========         =======


Net earnings per share (Notes 2 and 5)

  Basic                                                            $      .89             .68
                                                                   ==========         =======
  Diluted                                                          $      .88             .67
                                                                   ==========         =======


Cash dividends paid per share                                      $      .14            .125
                                                                   ==========         =======

See notes to consolidated financial statements.

                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                          Consolidated Balance Sheets
                     March 31, 2000 and September 30, 1999
                   (dollars in thousands, except share data)

                                                                    (Unaudited)
                                                                      March 31,    September 30,
ASSETS                                                                  2000           1999
------                                                               ----------    -------------
Current assets:
  Cash and cash equivalents                                          $   58,569         55,931
  Short-term investments                                                    628          1,885
  Receivables, less allowance for doubtful
    accounts ($9,447 at 3/31/00 and $8,441 at 9/30/99)                  155,629        144,075
  Inventories:
    Raw materials                                                        49,495         43,399
    Work-in-process                                                       4,914          4,582
    Finished goods                                                      402,534        373,907
                                                                     ----------      ---------
      Total inventories                                                 456,943        421,888
  Other current assets                                                   25,024         21,775
                                                                     ----------      ---------
    Total current assets                                                696,793        645,554
                                                                     ----------      ---------
Property, plant and equipment at cost, less accumulated
  depreciation ($200,938 at 3/31/00 and $190,808 at 9/30/99)            244,108        238,753
Goodwill, net                                                           239,756        172,109
Trade names, net                                                         90,306         72,975
Other assets                                                             58,494         55,143
                                                                     ----------      ---------
  Total assets                                                       $1,329,457      1,184,534
                                                                     ==========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Short-term borrowings and current maturities of long-term debt     $    6,656          3,719
  Accounts payable                                                      199,901        198,887
  Accrued expenses                                                      112,175        114,382
  Income taxes                                                           22,478         19,413
                                                                     ----------      ---------
    Total current liabilities                                           341,210        336,401
                                                                     ----------      ---------

Long-term debt                                                          317,989        225,173
Deferred income taxes                                                    37,959         33,833
Other liabilities                                                        29,637         20,307

Stockholders' equity (Note 2):
  Common stock, par value $.22 per share:
    Class A authorized 75,000,000 shares; issued 30,612,798 shares        6,735          6,735
    Class B authorized 75,000,000 shares; issued 37,710,655 shares        8,296          8,296
  Additional paid-in capital                                            189,981        191,063
  Retained earnings                                                     642,415        600,629
  Accumulated other comprehensive income -
    foreign currency translation (Note 3)                               (38,659)       (31,160)
                                                                     ----------      ---------
                                                                        808,768        775,563
  Less treasury stock at cost (Class A common shares: 7,824,803 at 3/31/00 and 7,844,756 at 9/30/99;  Class B common shares:
    4,753,184 at 3/31/00 and 9/30/99)                                  (206,106)      (206,743)
                                                                     ----------      ---------
      Total stockholders' equity                                        602,662        568,820
                                                                     ----------      ---------
      Total liabilities and stockholders' equity                     $1,329,457      1,184,534
                                                                     ==========      =========

See notes to consolidated financial statements.

                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                   Six Months Ended March 31, 2000 and 1999
                         (dollar amounts in thousands)

                                                                                  (Unaudited)
                                                                            ------------------------
                                                                               2000           1999
                                                                            ---------        -------
Cash Flows from Operating Activities:
-------------------------------------

Net earnings                                                                $  49,590         38,670
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
     Depreciation and amortization                                             23,248         20,867
     Non-recurring gain                                                        (9,257)            --
     Other, net                                                                 1,255          2,401
     Cash effects of changes in (exclusive of acquisitions):
        Receivables, net                                                       (5,700)            54
        Inventories                                                           (18,563)        (9,297)
        Other current assets                                                   (2,918)        (3,369)
        Accounts payable and accrued expenses                                 (10,683)       (16,523)
        Income taxes                                                            3,721          5,202
                                                                            ---------        -------
    Net cash provided by operating activities                                  30,693         38,005
                                                                            ---------        -------

Cash Flows from Investing Activities:
-------------------------------------

Short-term investments                                                          1,257            958
Capital expenditures                                                          (19,097)       (19,608)
Payments for purchased businesses, net of acquired companies' cash           (113,036)       (48,924)
Proceeds from sale of trademark                                                10,000             --
Other, net                                                                      4,224            143
                                                                            ---------        -------
  Net cash used by investing activities                                      (116,652)       (67,431)
                                                                            ---------        -------

Cash Flows from Financing Activities:
-------------------------------------

Short-term borrowings                                                           2,933            885
Proceeds from long-term debt                                                  108,215         34,080
Repayments of long-term debt                                                  (16,435)        (1,304)
Proceeds from sale of receivables                                               5,000          5,000
Cash dividends paid                                                            (7,804)        (7,132)
Cash proceeds from exercise of stock options                                    1,177          2,487
Stock purchased for treasury                                                   (3,460)       (25,383)
                                                                            ---------        -------
   Net cash provided by financing activities                                   89,626          8,633
                                                                            ---------        -------

Effect of foreign exchange rate changes on cash                                (1,029)        (1,533)
                                                                            ---------        -------
Net increase (decrease) in cash and cash equivalents                            2,638        (22,326)
Cash and cash equivalents at beginning of period                               55,931         72,395
                                                                            ---------        -------

Cash and cash equivalents at end of period                                  $  58,569         50,069
                                                                            =========        =======

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

(2) Basic earnings per share is calculated using the weighted average of actual shares outstanding of 55,743,000 and 56,764,000 for the three months ended March 31, 2000 and 1999, respectively, and 55,725,000 and 56,953,000 for the six months ended March 31, 2000 and 1999, respectively.

     Diluted earnings per share is determined by dividing net earnings by the weighted average shares outstanding, including common stock equivalents. Diluted weighted average shares outstanding were 56,405,000 and 57,628,000 for the three months ended March 31, 2000 and 1999, respectively, and 56,415,000 and 57,814,000 for the six months ended March 31, 2000 and 1999, respectively.

     The following table provides a reconciliation of diluted weighted average shares outstanding (in thousands):

                                                Three Months       Six Months
                                               Ended March 31    Ended March 31
                                               ---------------   ---------------
                                                2000     1999     2000     1999
                                               ------   ------   ------   ------
Weighted average shares outstanding--basic     55,743   56,764   55,725   56,953
Effect of dilutive securities:
    Assumed exercise of stock options             587      789      615      786
    Other                                          75       75       75       75
                                               ------   ------   ------   ------
Weighted average shares outstanding--diluted   56,405   57,628   56,415   57,814
                                               ======   ======   ======   ======

(3) Effective the first quarter of fiscal year 1999, the company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net earnings and foreign currency translation adjustments as follows (in thousands):

                                             Three Months       Six Months
                                            Ended March 31    Ended March 31
                                           ----------------   ---------------
                                             2000     1999     2000     1999
                                           -------   ------   ------   ------
Net earnings                               $22,757   20,050   49,590   38,670
Other comprehensive income adjustments
  --foreign currency translation            (2,787)  (4,667)  (7,499)  (5,035)
                                           -------   ------   ------   ------
Comprehensive income                       $19,970   15,383   42,091   33,635
                                           =======   ======   ======   ======

                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

(4) During fiscal year 1998, the Board of Directors authorized the company to purchase up to 6.0 million shares of its Class A common stock. This authorization was increased to 9.0 million shares in fiscal year 1999. As of March 31, 2000, the company had purchased 7,290,400 Class A common shares under this program at a total cost of $162.9 million. In addition, during fiscal year 1999, the Board of Directors authorized the purchase of 190,000 Class B common shares from a related party at a total cost of $5.0 million, which was equal to fair market value of the shares on the date of purchase.

(5) In the first quarter of fiscal year 2000, the company sold a European trademark owned by its Indola professional business for $10.0 million. The transaction resulted in a non-recurring pre-tax gain of $9.3 million and an increase in net earnings of $6.0 million. The non-recurring gain added 11 cents to the company's basic and diluted earnings per share.

     The following table provides pro-forma information for the first six months of the fiscal year excluding the non-recurring gain (in thousands, except per share data):

                                                 Six Months
                                               Ended March 31
                                              ----------------
                                               2000      1999
                                              -------   ------
              Operating earnings              $72,720   66,582
                                              =======   ======
              Pre-tax earnings                $65,034   61,139
                                              =======   ======
              Net earnings                    $43,573   38,670
                                              =======   ======

              Net earnings per share:
                  Basic                       $  0.78     0.68
                                              =======   ======
                  Diluted                     $  0.77     0.67
                                              =======   ======

(6) Effective September 30, 1999, the company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments, products and services, geographic areas and major customers. Segment data for the three and six months ended March 31, 2000 and 1999 is as follows (in thousands):

                                                 Three Months          Six Months
                                                Ended March 31       Ended March 31
                                              ------------------   -------------------
                                                2000      1999       2000       1999
                                              --------   -------   ---------   -------
Net sales:
Consumer products:
    Alberto-Culver North America              $129,343   110,981     251,168   222,358
    Alberto-Culver International               113,845   108,275     226,965   209,733
                                              --------   -------   ---------   -------
        Total consumer products                243,188   219,256     478,133   432,091
Specialty distribution--Sally                  315,570   273,145     611,444   528,403
Eliminations                                    (4,945)   (5,005)     (9,965)   (8,547)
                                              --------   -------   ---------   -------
                                              $553,813   487,396   1,079,612   951,947
                                              ========   =======   =========   =======

Earnings before provision for income taxes:
Consumer products:
    Alberto-Culver North America              $  6,487     6,190      13,195    12,161
    Alberto-Culver International                 1,862     3,570       3,075     5,828
                                              --------   -------   ---------   -------
        Total consumer products                  8,349     9,760      16,270    17,989
Specialty distribution -Sally                   31,685    27,526      61,476    54,120
                                              --------   -------   ---------   -------
    Segment operating profit                    40,034    37,286      77,746    72,109
Non-recurring gain (Note 5)                         --        --       9,257        --
Unallocated expenses, net                       (1,810)   (2,668)     (5,026)   (5,527)
Interest expense, net of interest income        (4,259)   (2,917)     (7,686)   (5,443)
                                              --------   -------   ---------   -------
                                              $ 33,965    31,701      74,291    61,139
                                              ========   =======   =========   =======

(7) The company made several acquisitions during the first half of fiscal 2000. The aggregate purchase price of these acquistions approximated $113.0 million, and was funded primarily with borrowings under the company's revolving credit facility. The acquisitions have been accounted for under the purchase method. The excess of the aggregate purchase price over the fair market value of the net assets acquired of approximately $70.0 million is being amortized over 40 years.

(8) On April 3, 2000, the company issued $200 million of 8.25% senior notes due November 1, 2005. The company has the option to redeem the notes at any time, in whole or in part, at a price equal to 100% of the principal amount plus accrued interest and, if applicable, a make-whole premium. The net proceeds will be used to repay the borrowings under the revolving credit facility as well as for potential acquisitions and other general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
---------------------

Second Quarter and Six Months Ended March 31, 2000 versus Second Quarter and Six
--------------------------------------------------------------------------------
Months Ended March 31, 1999
---------------------------

The company achieved record second quarter net sales of $553.8 million in fiscal year 2000, up $66.4 million or 13.6% over the comparable period of fiscal year 1999. For the six month period ending March 31, 2000, net sales reached a new high of $1.08 billion, representing a 13.4% increase compared to last year's six month period.

Net earnings for the three months ended March 31, 2000 were a record $22.8 million or 13.5% higher than the same period of the prior year. Basic earnings per share were 41 cents in fiscal year 2000 and 35 cents in 1999. Diluted earnings per share increased 14.3% to 40 cents in fiscal 2000 from 35 cents in 1999.

Net earnings for the six months ended March 31, 2000 were $49.6 million, including the non-recurring gain described below, or 28.2% higher than the same period of the prior year. For the first half of fiscal year 2000, basic earnings per share were 89 cents and diluted earnings per share were 88 cents.

As described in Note 5, the company sold a European trademark owned by its Indola professional business in the first quarter of fiscal year 2000. As a result, the company recognized a non-recurring pre-tax gain of $9.3 million and an increase in net earnings of $6.0 million. Accordingly, basic and diluted earnings per share increased 11 cents as a result of the gain.

Net earnings before the non-recurring gain for the six months ended March 31, 2000 were $43.6 million or 12.7% higher than the same period of the prior year. Basic earnings per share before the non-recurring gain were 78 cents in fiscal year 2000 compared to 68 cents in fiscal year 1999. Diluted earnings per share before the non-recurring gain increased 14.9% to 77 cents in fiscal 2000 from 67 cents in fiscal 1999.

Compared to the same periods of the prior year, sales for Alberto-Culver North America ("North America") increased 16.5% and 13.0% for the second quarter and first six months of fiscal year 2000, respectively. The increases were primarily due to higher sales of the Alberto VO5 Herbals line of shampoos and conditioners, St. Ives Swiss Formula facial products, TRESemme hair care products and the Motions line of hair care products.

Sales of Alberto-Culver International ("International") increased 5.1% in the second quarter and 8.2% in the first six months of fiscal 2000 compared to last year. The fiscal year 2000 results were negatively impacted by the effects of foreign exchange rates. Had foreign exchange rates this year been the same as the second quarter and first six months of fiscal 1999, International sales would have increased 10.8% for the second quarter and 13.6% for the first six months. The growth in International sales was principally due to the launch of Advanced Alberto VO5 hair care products in certain International markets and acquisitions in Latin America.

The "Specialty distribution-Sally" business segment achieved sales increases of 15.5% for the second quarter and 15.7% for the first six months of fiscal year 2000. The increases were mainly attributable to higher sales for established Sally Beauty Company outlets, the addition of stores during the year and the expansion of Sally's full service operations. At March 31, 2000, Sally Beauty Company had 2,252 stores offering a full range of professional beauty supplies.

Cost of products sold as a percentage of net sales was 49.0% for the second quarter and first six months of 2000 as compared to 48.8% for the second quarter of the prior year and 49.0% for the first half of 1999.

Compared to the prior year, advertising, promotion, selling and administrative expenses in fiscal year 2000 increased $29.1 million or 13.5% for the second quarter and $59.2 million or 14.1% for the first six months. The increases primarily resulted from the higher selling and administrative costs associated with the growth of the Sally Beauty Company business and higher expenditures for advertising, promotion and market research.

Advertising, promotion and market research expenditures totaled $74.3 million for the second quarter of 2000, an increase of 12.9% versus the comparable period of the prior year. For the first six months of fiscal year 2000, advertising, promotion and market research expenditures were $147.4 million, an increase of 12.8% over the first six months of fiscal year 1999. The higher expenses in fiscal year 2000 were mainly attributable to increased advertising and promotion expenditures for International as a result of the launch of Advanced Alberto VO5 and acquisitions in Latin America.

Net interest expense in fiscal year 2000 increased $1.3 million for the second quarter and $2.2 million for the first six months compared to the same periods of the prior year. The increases were primarily attributable to additional borrowings under the company's revolving credit facility, primarily to fund acquisitions.

The fiscal year 2000 provision for income taxes as a percentage of earnings before income taxes was 33.0% for the second quarter and for the first half excluding the non-recurring gain. The provision for income taxes as a percentage of earnings before income taxes was 36.75% for the same periods in the prior year. The lower 2000 tax rate is mainly due to the realization of certain tax benefits.

FINANCIAL CONDITION
-------------------

March 31, 2000 versus September 30, 1999
----------------------------------------

The ratio of current assets to current liabilities was 2.04 to 1.00 at March 31, 2000 and 1.92 to 1.00 at September 30, 1999. Working capital of $355.6 million was $46.4 million higher than the September 30, 1999 balance of $309.2 million.

Inventories increased $35.1 million to $456.9 million during the first six months of fiscal year 2000. The increase primarily resulted from the acquisitions discussed in Note 7 and the growth of Sally Beauty Company's business.

Goodwill and trade names increased $85.0 million to $330.1 million during the first six months of fiscal 2000 as a result of the acquisitions discussed in
Note 7.

Total borrowings of $324.6 million at March 31, 2000 increased $95.8 million during the first six months of fiscal year 2000. The increase was principally due to additional borrowings under the company's revolving credit facility primarily to fund acquisitions. At March 31, 2000, the company had $51.0 million available under its revolving credit facility. The borrowings under the revolving credit facility will be repaid with proceeds from the 8.25% senior notes issued by the company on April 3, 2000, as discussed in Note 8.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

There have been no material changes in the company's market risk during the six months ended March 31, 2000.

                                    PART II


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

At the annual meeting of stockholders on January 27, 2000, Carol L. Bernick, Leonard H. Lavin, A. Robert Abboud and Robert H. Rock, D.B.A. were elected as directors of the Company. Mrs. Bernick received a Class A and Class B common stockholder vote of 19,282,265 and 30,435,897 shares "for" and 84,707 and 380,361 shares "withheld", respectively. Mr. Lavin received a Class A and Class B common stockholder vote of 19,277,937 and 30,434,239 shares "for" and 89,035 and 382,019 shares "withheld", respectively. Mr. Abboud received a Class A and Class B common stockholder vote of 19,270,053 and 30,436,151 shares "for" and 96,919 and 380,107 shares "withheld", respectively. Dr. Rock received a Class A and Class B common stockholder vote of 19,283,365 and 30,582,890 shares "for" and 83,607 and 233,368 shares "withheld", respectively.

Stockholders at the annual meeting also voted on amendments to the company's Shareholder Value Incentive Plan. The amendments were approved by a Class A and Class B stockholder vote of 18,422,907 and 28,776,239 shares "for"; 399,225 and 873,473 "against"; and 544,840 and 1,166,546 shares "abstaining", respectively.

Class A common stock has a one-tenth vote per share and Class B common stock has one vote per share.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)  Exhibits:

     10 (c) Copy of Alberto-Culver Company 1994 Shareholder Value Incentive Plan, as amended* (filed as Annex A and incorporated herein by reference from the company's proxy statement for its annual meeting of stockholders on January 27, 2000).

     27        Financial Data Schedule

               * This exhibit is a management contract or compensatory plan or arrangement of the registrant.

(b)  Reports on Form 8-K:

     The following reports on Form 8-K were filed by the registrant during the quarter ended March 31, 2000:

               -  Form 8-K dated March 23, 2000

               -  Form 8-K dated March 28, 2000

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ALBERTO-CULVER COMPANY
                                         (Registrant)



                                       By: /s/ William J. Cernugel
                                          -----------------------------------
                                               William J. Cernugel
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)



May 9, 2000