Form 10-Q
period 2000-06-30
ALBERTO CULVER CO
filed 2000-08-10
CIK 3327

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

                                 June 30, 2000

                                     -OR-

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File No. 1-5050


                             ALBERTO-CULVER COMPANY
                            -----------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  YES  X    NO_____


At June 30, 2000, the company had 22,864,313 shares of Class A common stock and 32,957,471 shares of Class B common stock outstanding.

                                    PART  I

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Earnings
                   Three Months Ended June 30, 2000 and 1999
                     (in thousands, except per share data)

                                                           (Unaudited)
                                                        ------------------
                                                          2000      1999
                                                          ----      ----
Net sales                                               $573,095   500,432

Cost of products sold                                    280,377   247,786
                                                        --------   -------

  Gross profit                                           292,718   252,646

Advertising, promotion, selling and administrative       249,092   215,572
                                                        --------   -------

  Operating earnings                                      43,626    37,074

Interest expense, net of interest income of $1,705
  in 2000 and $652 in 1999                                 5,616     3,110
                                                        --------   -------
  Earnings before provision for income taxes              38,010    33,964

Provision for income taxes                                12,544    11,293
                                                        --------   -------

  Net earnings                                          $ 25,466    22,671
                                                        ========   =======


Net earnings per share

     Basic                                              $    .46       .40
                                                        ========   =======
     Diluted                                            $    .45       .40
                                                        ========   =======


Cash dividends paid per share                           $   .075      .065
                                                        ========   =======

See notes to consolidated financial statements.

                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Earnings
                   Nine Months Ended June 30, 2000 and 1999
                     (in thousands, except per share data)

                                                           (Unaudited)
                                                      ----------------------
                                                          2000       1999
                                                          ----       ----
Net sales                                             $1,652,707   1,452,379

Cost of products sold                                    809,267     714,344
                                                      ----------   ---------

 Gross profit                                            843,440     738,035

Advertising, promotion, selling and administrative       727,094     634,379

Non-recurring gain (Note 5)                               (9,257)         --
                                                      ----------   ---------

 Operating earnings                                      125,603     103,656

Interest expense, net of interest income of $3,070
    in 2000 and $2,088 in 1999                            13,302       8,553
                                                      ----------   ---------

 Earnings before provision for income taxes              112,301      95,103

Provision for income taxes (Note 5)                       37,245      33,762
                                                      ----------   ---------

 Net earnings (Note 5)                                $   75,056      61,341
                                                      ==========   =========


Net earnings per share (Note 5)

  Basic                                               $     1.35        1.08
                                                      ==========   =========
  Diluted                                             $     1.33        1.07
                                                      ==========   =========


Cash dividends paid per share                         $     .215         .19
                                                      ==========   =========

See notes to consolidated financial statements.

                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                          Consolidated Balance Sheets
                     June 30, 2000 and September 30, 1999
                   (dollars in thousands, except share data)

                                                                     (Unaudited)
                                                                      June 30,     September 30,
ASSETS                                                                  2000          1999
------                                                               ----------      ---------
Current assets:
 Cash and cash equivalents                                           $  134,864         55,931
 Short-term investments                                                     333          1,885
 Receivables, less allowance for doubtful
   accounts ($10,851 at 6/30/00 and $8,441 at 9/30/99)                  152,885        144,075
 Inventories:
   Raw materials                                                         44,806         43,399
   Work-in-process                                                        4,939          4,582
   Finished goods                                                       399,168        373,907
                                                                     ----------      ---------
     Total inventories                                                  448,913        421,888
 Other current assets                                                    24,283         21,775
                                                                     ----------      ---------
   Total current assets                                                 761,278        645,554
                                                                     ----------      ---------
Property, plant and equipment at cost, less accumulated
  depreciation ($206,522 at 6/30/00 and $190,808 at 9/30/99)            240,934        238,753
Goodwill, net                                                           241,699        172,109
Trade names, net                                                         86,102         72,975
Other assets                                                             64,766         55,143
                                                                     ----------      ---------
 Total assets                                                        $1,394,779      1,184,534
                                                                     ==========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
 Short-term borrowings and current maturities of long-term debt      $    5,566          3,719
 Accounts payable                                                       201,545        198,887
 Accrued expenses                                                       117,170        114,382
 Income taxes                                                            21,548         19,413
                                                                     ----------      ---------
   Total current liabilities                                            345,829        336,401
                                                                     ----------      ---------

Long-term debt                                                          362,748        225,173
Deferred income taxes                                                    37,161         33,833
Other liabilities                                                        29,711         20,307

Stockholders' equity:
 Common stock, par value $.22 per share:
   Class A authorized 75,000,000 shares; issued 30,612,798 shares         6,735          6,735
   Class B authorized 75,000,000 shares; issued 37,710,655 shares         8,296          8,296
 Additional paid-in capital                                             189,600        191,063
 Retained earnings                                                      663,695        600,629
 Accumulated other comprehensive income -
   foreign currency translation                                         (44,539)       (31,160)
                                                                     ----------      ---------
                                                                        823,787        775,563
 Less treasury stock at cost (Class A common shares: 7,748,485 at 6/30/00 and 7,844,756 at 9/30/99; Class B common shares:
   4,753,184 at 6/30/00 and 9/30/99)                                   (204,457)      (206,743)
                                                                     ----------      ---------
     Total stockholders' equity                                         619,330        568,820
                                                                     ----------      ---------
     Total liabilities and stockholders' equity                      $1,394,779      1,184,534
                                                                     ==========      =========

See notes to consolidated financial statements.

                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                   Nine Months Ended June 30, 2000 and 1999
                         (dollar amounts in thousands)



                                                             (Unaudited)
                                                       ------------------------
                                                          2000         1999
                                                       ----------    ---------
Cash Flows from Operating Activities:
------------------------------------

Net earnings                                               $  75,056    61,341
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
     Depreciation and amortization                            35,797    30,992
     Non-recurring gain                                       (9,257)       --
     Other, net                                                3,492     2,993
     Cash effects of changes in (exclusive of acquisitions):

        Receivables, net                                      (6,472)   (3,209)
        Inventories                                          (13,920)  (32,629)
        Other current assets                                  (1,749)   (2,705)
        Accounts payable and accrued expenses                 (2,626)    5,330
        Income taxes                                           2,645     1,584
                                                           ---------   -------
    Net cash provided by operating activities                 82,966    63,697
                                                           ---------   -------

Cash Flows from Investing Activities:
------------------------------------

Short-term investments                                         1,533       216
Capital expenditures                                         (27,828)  (33,712)
Payments for purchased businesses, net of acquired
 companies' cash                                            (115,634)  (52,693)
Proceeds from sale of trademark                               10,000        --
Other, net                                                    (1,836)   (4,138)
                                                           ---------   -------
  Net cash used by investing activities                     (133,765)  (90,327)
                                                           ---------   -------

Cash Flows from Financing Activities:
------------------------------------

Short-term borrowings                                          2,142       861
Proceeds from long-term debt                                 308,215    50,135
Debt issuance costs                                           (1,321)       --
Repayments of long-term debt                                (168,927)   (2,474)
Net proceeds from sale of receivables                          5,000     3,653
Cash dividends paid                                          (11,991)  (10,767)
Cash proceeds from exercise of stock options                   1,929     2,695
Stock purchased for treasury                                  (3,460)  (36,878)
                                                           ---------   -------
   Net cash provided by financing activities                 131,587     7,225
                                                           ---------   -------

Effect of foreign exchange rate changes on cash               (1,855)   (1,869)
                                                           ---------   -------
Net increase (decrease) in cash and cash equivalents          78,933   (21,274)
Cash and cash equivalents at beginning of period              55,931    72,395
                                                           ---------   -------

Cash and cash equivalents at end of period                 $ 134,864    51,121
                                                           =========   =======

See notes to consolidated financial statements.

                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1) The consolidated financial statements contained in this report have not been audited by independent public accountants, except for balance sheet information presented at September 30, 1999. However, in the opinion of the company, the consolidated financial statements reflect all adjustments, which include only normal adjustments, necessary to present fairly the data contained therein. The results of operations for the periods covered are not necessarily indicative of results for a full year.

(2) Basic earnings per share is calculated using the weighted average of actual shares outstanding of 55,792,000 and 56,113,000 for the three months ended June 30, 2000 and 1999, respectively, and 55,747,000 and 56,673,000 for the nine months ended June 30, 2000 and 1999 respectively.

     Diluted earnings per share is determined by dividing net earnings by the weighted average shares outstanding, including common stock equivalents. Diluted weighted average shares outstanding were 56,757,000 and 56,924,000 for the three months ended June 30, 2000 and 1999, respectively, and 56,515,000 and 57,511,000 for the nine months ended June 30, 2000 and 1999, respectively.

     The following table provides a reconciliation of diluted weighted average shares outstanding (in thousands):

                                        Three Months    Nine Months
                                       Ended June 30   Ended June 30
                                       --------------  --------------
                                         2000    1999    2000    1999
                                       ------  ------  ------  ------
     Weighted average shares
      outstanding-basic                55,792  56,113  55,747  56,673
     Effect of dilutive securities:
      Assumed exercise of
        stock options                     890     736     693     763
      Other                                75      75      75      75
                                       ------  ------  ------  ------
     Weighted average shares
      outstanding-diluted              56,757  56,924  56,515  57,511
                                       ======  ======  ======  ======

(3) Effective the first quarter of fiscal year 1999, the company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net earnings and foreign currency translation adjustments as follows (in thousands):

                                        Three Months    Nine Months
                                       Ended June 30   Ended June 30
                                       --------------  --------------
                                         2000    1999    2000    1999
                                       ------  ------  ------  ------
     Net earnings                     $25,466  22,671   75,056  61,341

     Other comprehensive income
      adjustments-foreign currency
      translation                      (5,880) (2,241) (13,379) (7,276)
                                      -------  ------  -------  ------
     Comprehensive income             $19,586  20,430   61,677  54,065
                                      =======  ======  =======  ======

                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

(4) During fiscal year 1998, the Board of Directors authorized the company to purchase up to 6.0 million shares of its Class A common stock. This authorization was increased to 9.0 million shares in fiscal year 1999. As of June 30, 2000, the company had purchased 7,290,400 Class A common shares under this program at a total cost of $162.9 million. In addition, during fiscal year 1999, the Board of Directors authorized the purchase of 190,000 Class B common shares from a related party at a total cost of $5.0 million, which was equal to the fair market value of the shares on the date of purchase.

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

    The following table provides pro-forma information for the first nine months of the fiscal year excluding the non-recurring gain (in thousands, except per share data):

                                          Nine Months Ended June 30
                                          -------------------------
                                           2000                1999
                                           ----                ----
          Operating earnings             $116,346             103,656
                                         ========             =======

          Pre-tax earnings               $103,044              95,103
                                         ========             =======

          Net earnings                   $ 69,039              61,341
                                         ========             =======


          Net earnings per share:

             Basic                       $   1.24                1.08
                                         ========             =======

             Diluted                     $   1.22                1.07
                                         ========             =======

(6) Effective September 30, 1999, the company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments, products and services, geographic areas and major customers. Segment data for the three and nine months ended June 30, 2000 and 1999 is as follows (in thousands):


                                                  Three Months           Nine Months
                                                  Ended June 30         Ended June 30
                                               ------------------    --------------------
                                                 2000      1999        2000        1999
                                               --------   -------    --------    --------
Net sales:
Consumer products:
 Alberto-Culver North America                  $137,576   107,676     388,744     330,034
 Alberto-Culver International                   114,656   113,687     341,621     323,420
                                               --------   -------   ---------   ---------
  Total consumer products                       252,232   221,363     730,365     653,454
Specialty distribution - Sally                  327,225   284,406     938,669     812,809
Eliminations                                     (6,362)   (5,337)    (16,327)    (13,884)
                                               --------   -------   ---------   ---------
                                               $573,095   500,432   1,652,707   1,452,379
                                               ========   =======   =========   =========

Earnings before provision for income taxes:
Consumer products:
 Alberto-Culver North America                  $  6,869     2,647      20,064      14,808
 Alberto-Culver International                     5,547     7,085       8,622      12,913
                                               --------   -------   ---------   ---------
  Total consumer products                        12,416     9,732      28,686      27,721
Specialty distribution - Sally                   34,044    30,158      95,520      84,278
                                               --------   -------   ---------   ---------
 Segment operating profit                        46,460    39,890     124,206     111,999
Non-recurring gain (Note 5)                          --        --       9,257          --
Unallocated expenses, net                        (2,834)   (2,816)     (7,860)     (8,343)
Interest expense, net of interest income         (5,616)   (3,110)    (13,302)     (8,553)
                                               --------   -------   ---------   ---------
                                               $ 38,010    33,964     112,301      95,103
                                               ========   =======   =========   =========

(7) The company made several acquisitions during the first nine months of fiscal 2000. The aggregate purchase price of these acquisitions approximated $115.6 million and was funded primarily with borrowings. The acquisitions have been accounted for under the purchase method. The excess of the aggregate purchase price over the fair market value of the net assets acquired of approximately $75.6 million is being amortized over 40 years.

(8) On April 3, 2000, the company issued $200 million of 8.25% senior notes due November 1, 2005. The company has the option to redeem the notes at any time, in whole or in part, at a price equal to 100% of the principal amount plus accrued interest and, if applicable, a make-whole premium. A portion of the net proceeds was used to repay the borrowings under the revolving credit facility and the remaining net proceeds are available for potential acquisitions and other general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS
---------------------

Third Quarter and Nine Months Ended June 30, 2000 versus Third Quarter and Nine
-------------------------------------------------------------------------------
Months Ended June 30, 1999
--------------------------

The company achieved record third quarter net sales of $573.1 million in fiscal year 2000, up $72.7 million or 14.5% over the comparable period of fiscal year 1999. For the nine month period ending June 30, 2000, net sales reached a new high of $1.65 billion, representing a 13.8% increase compared to last year's nine month period.

Net earnings for the three months ended June 30, 2000 were a record $25.5 million or 12.3% higher than the same period of the prior year. Basic earnings per share were 46 cents in fiscal year 2000 and 40 cents in 1999. Diluted earnings per share increased 12.5% to 45 cents in fiscal 2000 from 40 cents in 1999.

Net earnings for the nine months ended June 30, 2000 were $75.1 million, including the non-recurring gain described below, or 22.4% higher than the same period of the prior year. For the first nine months of fiscal year 2000, basic earnings per share were $1.35 and diluted earnings per share were $1.33.

As described in Note 5, the company sold a European trademark owned by its Indola professional business in the first quarter of fiscal year 2000. As a result, the company recognized a non-recurring pre-tax gain of $9.3 million and an increase in net earnings of $6.0 million. Accordingly, basic and diluted earnings per share increased 11 cents as a result of the gain.

Net earnings before the non-recurring gain for the nine months ended June 30, 2000 were $69.0 million or 12.5% higher than the same period of the prior year. Basic earnings per share before the non-recurring gain were $1.24 in fiscal year 2000 compared to $1.08 in fiscal year 1999. Diluted earnings per share before the non-recurring gain increased 14.0% to $1.22 in fiscal 2000 from $1.07 in fiscal 1999.

Compared to the same periods of the prior year, sales of Alberto-Culver North America ("North America") increased 27.8% and 17.8% for the third quarter and first nine months of fiscal year 2000, respectively. The increases were primarily due to higher sales of the Alberto VO5 Herbals line of shampoos and conditioners, St. Ives Swiss Formula facial and body wash product lines, TRESemme hair care products and the Motions line of hair care products along with the impact of the Pro-Line acquisition.

Sales of Alberto-Culver International ("International") increased 0.9% in the third quarter and 5.6% in the first nine months of fiscal 2000 compared to last year. Fiscal year 2000 results were negatively impacted by the effects of foreign exchange rates. Had foreign exchange rates this year been the same as the third quarter and first nine months of fiscal 1999, International sales would have increased 7.8% for the third quarter and 11.5% for the first nine months. The increase in International's current year sales was principally due to the launch of Advanced Alberto VO5 hair care products in certain International markets and acquisitions in Latin America and Poland.

The "Specialty distribution-Sally" business segment achieved sales increases of 15.1% for the third quarter and 15.5% for the first nine months of fiscal year 2000. The increases were mainly attributable to higher sales for established Sally Beauty Company outlets, the addition of stores during the year and the expansion of Sally's full service operations. At June 30, 2000, Sally Beauty Company had 2,265 stores offering a full range of professional beauty supplies.

Cost of products sold as a percentage of net sales was 48.9% for the third quarter and 49.0% for the first nine months of 2000 as compared to 49.5% for the third quarter of the prior year and 49.2% for the first nine months of 1999. The lower cost of products sold percentage in the third quarter of fiscal year 2000 was primarily due to product mix.

Compared to the prior year, advertising, promotion, selling and administrative expenses in fiscal year 2000 increased $33.5 million or 15.5% for the third quarter and $92.7 million or 14.6% for the first nine months. The increases primarily resulted from the higher selling and administrative costs associated with the growth of Sally Beauty Company's business and higher expenditures for advertising, promotion and market research.

Advertising, promotion and market research expenditures totaled $73.9 million for the third quarter of 2000, an increase of 15.4% versus the comparable period of the prior year. For the first nine months of fiscal year 2000, advertising, promotion and market research expenditures were $221.4 million, an increase of 13.6% over the first nine months of fiscal year 1999. The higher expenses in fiscal year 2000 were mainly attributable to increased advertising and promotion expenditures for North America related to the growth of its business and higher expenses for International as a result of the launch of Advanced Alberto VO5 and acquisitions in Latin America and Poland.

Net interest expense in fiscal year 2000 increased $2.5 million for the third quarter and $4.7 million for the first nine months compared to the same periods of the prior year. The increases were primarily attributable to additional interest expense related to the $200 million of 8.25% senior notes issued on April 3, 2000, along with higher borrowings under the revolving credit facility during the first six months of fiscal 2000. This higher interest expense was partially offset by higher interest income resulting from investing the net proceeds of the senior notes.

The fiscal year 2000 provision for income taxes as a percentage of earnings before income taxes was 33.0% for the third quarter and for the first nine months excluding the non-recurring gain. The provision for income taxes as a percentage of earnings before income taxes was 33.25% and 35.5% for the third quarter and first nine months of fiscal year 1999, respectively. The lower 2000 tax rate is mainly due to the realization of certain tax benefits.

FINANCIAL CONDITION
-------------------

June 30, 2000 versus September 30, 1999
---------------------------------------

The ratio of current assets to current liabilities was 2.20 to 1.00 at June 30, 2000 and 1.92 to 1.00 at September 30, 1999. Working capital of $415.4 million was $106.2 million higher than the September 30, 1999 balance of $309.2 million mainly due to the net proceeds from the issuance of the senior notes and the sale of a trademark.

Inventories increased $27.0 million to $448.9 million during the first nine months of fiscal year 2000. The increase primarily resulted from the growth of Sally Beauty Company's business and the acquisitions discussed in Note 7.

Goodwill and trade names increased $82.7 million to $327.8 million during the first nine months of fiscal 2000 as a result of the acquisitions discussed in
Note 7.

Total borrowings of $368.3 million at June 30, 2000 increased $139.4 million during the first nine months of fiscal year 2000. The increase was principally due to the issuance of $200 million of 8.25% senior notes in April, 2000, offset by $60.3 million of net repayments of borrowings under the company's revolving credit facilities.


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

There have been no material changes in the company's market risk during the nine months ended June 30, 2000.

                                    PART II



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)  Exhibits:

     27   Financial Data Schedule

(b)  Reports on Form 8-K:

     No report on Form 8-K was filed by the registrant during the quarter ended June 30, 2000.

                               SIGNATURE
                               ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        ALBERTO-CULVER COMPANY
                          (Registrant)



                        By:/s/ William J. Cernugel
                           -------------------------------------------------
                               William J. Cernugel
                               Senior Vice President and Chief Financial Officer (Principal Financial Officer)



August 10, 2000