Form 10-K
period 2000-09-30
ALBERTO CULVER CO
filed 2000-12-28
CIK 3327

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED:

                              SEPTEMBER 30, 2000

                                     -OR-

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-5050

                            ALBERTO-CULVER COMPANY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                     36-2257936
-----------------------------------------       --------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

         2525 Armitage Avenue
        Melrose Park, Illinois                              60160
-----------------------------------------       --------------------------------
 (Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code:  (708)450-3000

Securities registered pursuant to Section 12(b) of the Act:


                                                      Name of each exchange
        Title of each class                            on which registered
-----------------------------------------       --------------------------------
Class A Common Stock, par value $.22 per share       New York Stock Exchange
Class B Common Stock, par value $.22 per share       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO____
                                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

The aggregate market value of common stock held by non-affiliates (assuming for this purpose only that all directors and executive officers are affiliates) on November 17, 2000 was $615.0 million for Class A Common Stock and $608.3 million for Class B Common Stock.

At November 17, 2000, there were 23,305,439 shares of Class A Common Stock outstanding and 32,957,471 shares of Class B Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Parts I and II..... Portions of annual report to stockholders for the year ended
                    September 30, 2000, as specifically described herein.

Part III.........   Portions of proxy statement and notice of annual meeting of stockholders on January 25, 2001, as specifically described herein.

                          FORWARD-LOOKING STATEMENTS
                          --------------------------

This Annual Report on Form 10-K and the documents incorporated by reference herein include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management's current expectations and assessments of risks and uncertainties and reflect various assumptions concerning anticipated results, which may or may not prove to be correct. Some of the factors that could cause actual results to differ materially from estimates or projections contained in such forward-looking statements include the pattern of brand sales, including variations in sales volume within periods; competition within the relevant product markets, including pricing, promotional activities, continuing customer acceptance of existing products, loss of distributorship rights and the ability to develop and successfully introduce new products; risks inherent in acquisitions and strategic alliances; changes in costs, including changes in labor costs, raw material prices or promotional expenses, the costs and effects of unanticipated legal or administrative proceedings; variations in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, tax changes, legal and regulatory changes or other external factors over which Alberto-Culver Company has no control. Alberto-Culver Company has no obligation to update any forward-looking statement in this Annual Report on Form 10-K or any incorporated document.


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

The classes of products in the Alberto-Culver North America and the Alberto-Culver International business segments include health and beauty care products as well as food and household products. Health and beauty care products accounted for approximately 39%, 39% and 41% of the company's consolidated net sales for the years ended September 30, 2000, 1999 and 1998, respectively. Food and household products accounted for approximately 5%, 6% and 6% of the company's consolidated net sales for the years ended September 30, 2000, 1999 and 1998, respectively.

The third segment, "Specialty distribution - Sally", consists of Sally Beauty Company ("Sally Beauty"), a distributor of professional beauty supplies through its Sally Beauty Supply stores and its Beauty Systems Group full-service operations. Sales of the Specialty distribution - Sally business segment accounted for approximately 56%, 55% and 53% of the company's consolidated net sales for the years ended September 30, 2000, 1999 and 1998, respectively.

Financial information about business segments and geographic area information is incorporated herein by reference to the "Business Segments and Geographic Area Information" note of "Notes to Consolidated Financial Statements" in the company's annual report to stockholders for the year ended September 30, 2000.

ALBERTO-CULVER NORTH AMERICA
----------------------------

The company's major health and beauty care products marketed in the United States include the ALBERTO VO5, TRESemme and CONSORT lines of hair care products, the ST. IVES SWISS FORMULA line of hair and skin care products, FDS feminine deodorant sprays and the TCB, SOFT AND BEAUTIFUL, JUST FOR

ME, COMB-THRU and MOTIONS lines of hair care products for the ethnic market. Food and household products sold in the United States include MRS. DASH salt alternatives, MOLLY MCBUTTER butter flavor sprinkles, SUGARTWIN sugar substitute and STATIC GUARD anti-static spray.

In Canada, the company sells most of the products marketed in the United States along with the ALBERTO EUROPEAN and ALBERTO BALSAM lines of hair care products.

The Alberto-Culver North America segment also includes the manufacturing of custom label products in the United States for other companies.

ALBERTO-CULVER INTERNATIONAL
----------------------------

The company manufactures, markets and distributes health and beauty products throughout Scandinavia and Europe through its Cederroth International subsidiary headquartered in Sweden. Major products include SALVE adhesive bandages, ALBERTO VO5 hair care products, SAMARIN antacids, SELTIN salt substitute, JORDAN toothbrushes, TOPZ cotton buds, SAVETTE wet wipes, BLIW liquid soaps, DATE anti-perspirants and cologne for women, FAMILY FRESH shampoo and shower products, SUKETTER artificial sweetener, the ST. IVES SWISS FORMULA line of hair and skin care products, HTH and L300 skin care products, GRUMME TVATTSAPA detergents and PHARBIO natural pharmaceuticals. SORAYA skin care products are sold in Poland and Eastern Europe.

In the United Kingdom, the company manufactures and markets products such as the ALBERTO VO5, ALBERTO BALSAM and TRESemme lines of hair care products and the ST. IVES SWISS FORMULA line of hair and skin care products. INDOLA professional hair colors, shampoos, conditioners and styling products are marketed throughout Europe and other international markets.

In Latin America, the significant products sold by the company include the ALBERTO VO5, GET SET and ANTIALL lines of hair care products, the ST. IVES SWISS FORMULA line of hair and skin care products, VERITAS soap and deodorant body powder products and FARMACO soap products. Other important international markets for the company include Australia, Italy and New Zealand.

SPECIALTY DISTRIBUTION - SALLY
------------------------------

Sally Beauty Company operates a network of Sally Beauty Supply cash-and-carry professional beauty supply stores and also sells professional beauty products to hairdressers, beauticians and cosmetologists through its Beauty Systems Group full-service distribution business. Sally Beauty Supply stores provide salon owners, hairdressers and consumers with an extensive selection of hair care and skin care products, cosmetics, styling appliances and other beauty items. Sally's Beauty Systems Group distributes products in exclusive, licensed territories in the Northeast, Midwest, Midsouth and Southeast United States and Canada and only to the professional market through its stores and approximately 550 professional distributor sales consultants. As of September 30, 2000, Sally Beauty had 2,325 stores in the United States, Puerto Rico, the United Kingdom, Canada, Japan and Germany.

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

The company allocates a large portion of its revenues to the advertising, promotion and market research of consumer products. Net earnings are materially affected by these expenditures, which are charged to income in the period incurred. Advertising, promotion and market research expenditures were $286.4 million in 2000, $259.7 million in 1999 and $257.7 million in 1998.

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

COMPETITION
-----------

The domestic and international markets for the company's branded consumer products are highly competitive and sensitive to changes in consumer preferences and demands. The company's competitors range in size from large, highly diversified companies (some of which have substantially greater financial resources than the company) to small, specialized producers. The company competes on the basis of product quality and price and believes that brand loyalty and consumer acceptance are important factors. The company's markets are characterized by frequent introductions of competitive products and by the entry of other manufacturers as new competitors, both of which are typically accompanied by extensive advertising and promotional campaigns. Such campaigns are often very costly and can significantly affect the sales and earnings of the company and its competitors.

Sally Beauty Company experiences domestic and international competition from a wide range of retail outlets, including mass merchandisers, drug stores and supermarkets, carrying a full line of health and beauty products. In addition, Sally Beauty competes with thousands of local and regional beauty supply stores and full-service dealers selling directly to salons through both professional distributor sales consultants and cash and carry outlets open only to salon professionals. Sally also faces competition from certain manufacturers which use their own sales forces to distribute their professional beauty products directly to salons.

DISTRIBUTION IN THE UNITED STATES
---------------------------------

Retail health and beauty care products and food and household products are sold primarily through the company's sales force consisting of approximately 40 employees and 30 independent brokers calling upon wholesale drug establishments and retail outlets such as supermarkets, drug stores, mass merchandisers and variety stores.

Professional hair care products in the United States are sold by company sales representatives and brokers to beauty supply outlets and to beauty distributors who in turn sell to beauty salons, barber shops and beauty schools.

SALLY BEAUTY COMPANY DISTRIBUTION
---------------------------------

Sally Beauty Company sells professional beauty supplies through full-service distributors and its 2,325 stores located in 47 states, Puerto Rico, the United Kingdom, Canada, Japan and Germany. Sally Beauty Supply stores are self-service, cash-and-carry and are primarily located in strip shopping centers. Sally operates the world's largest chain of professional beauty supply stores and as such is a major customer of some of the company's competitors in the personal care products industry. Sally sells Alberto-Culver North America's professional hair care products, but these products represent only a small portion of Sally's selection of salon brands.

FOREIGN OPERATIONS
------------------

Products of the company are sold in more than 120 countries or geographic regions, primarily through direct sales by subsidiaries, independent distributors and licensees.

The company's foreign operations are subject to risks inherent in transactions involving foreign currencies and political uncertainties.

EMPLOYEES
---------

In its domestic and foreign operations, the company had approximately 15,300 full-time equivalent employees as of September 30, 2000, consisting of approximately 9,000 hourly personnel and 6,300 salaried employees. At September 30, 1999, the company had approximately 13,400 full-time equivalent employees. The increase in employees during fiscal year 2000 is principally due to the expansion of Sally's Beauty Systems Group full-service operations and the growth in the number of Sally Beauty Supply stores.

Certain subsidiaries of the company have union contracts covering production, warehouse, shipping and maintenance personnel. The company considers relations with its employees to be satisfactory.

REGULATION
----------

The company is subject to the regulations of a number of federal and state agencies, including the Food and Drug Administration and the Federal Trade Commission.

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

ITEM  2.  PROPERTIES
--------------------

The company's properties, plants and equipment are maintained in good condition and are suitable and adequate to support the business. The company's principal properties and their general characteristics are described below:

                                                                                          Business
Location                                      Type of Facility                            Segment
--------                                      ----------------                            --------
Company-Owned Properties:
-------------------------
Melrose Park, Illinois
 . 2525 Armitage Avenue                       Corporate Office, Manufacturing, Warehouse       (1)
 . 2020 and 2040 Indian Boundary Drive        Office, Warehouse                                (1)
 . 2150 N. 15th Avenue                        Manufacturing, Warehouse                         (1)
 . 2100 N. 15th Avenue                        Warehouse                                        (1)
 . 1930 George Street                         Office, Warehouse                                (1)
Basingstoke, Hampshire, England               Office                                           (2)
Buenos Aires, Argentina                       Office, Manufacturing, Warehouse                 (2)
Columbus, Ohio                                Warehouse                                        (3)
Dallas, Texas                                 Office, Manufacturing, Warehouse                 (1)
Denton, Texas                                 Office, Warehouse                                (3)
Falun, Sweden                                 Office, Manufacturing, Warehouse                 (2)
Jacksonville, Florida                         Warehouse                                        (3)
Madrid, Spain                                 Office, Manufacturing, Warehouse                 (2)
Naguabo, Puerto Rico                          Manufacturing, Warehouse                         (1) (2)
Naucalpan de Juarez, Mexico                   Office, Manufacturing, Warehouse                 (2)
North Rocks, New South Wales, Australia       Office, Manufacturing, Warehouse                 (2)
Reno, Nevada                                  Warehouse                                        (3)
Rochester, New York                           Office, Warehouse                                (3)
Swansea, Wales, England                       Office, Manufacturing, Warehouse                 (2)
Toronto, Ontario, Canada                      Office, Manufacturing, Warehouse                 (1)

Leased Properties:
------------------
Albertslund, Denmark                          Office, Warehouse                                (2)
Atlanta, Georgia                              Warehouse                                        (1)
Auckland, New Zealand                         Office, Warehouse                                (2)
Buffalo, New York                             Office, Warehouse                                (3)
Chatsworth, California                        Office, Manufacturing, Warehouse                 (1)
Espoo, Finland                                Office, Warehouse                                (2)
Geneva, Switzerland                           Office                                           (2)
Greenville, Ohio                              Warehouse                                        (3)
Laurel, Maryland                              Office, Warehouse                                (3)
Macedonia, Ohio                               Office, Warehouse                                (3)
Macon, Georgia                                Office, Warehouse                                (3)
Monroe, Connecticut                           Office, Warehouse                                (3)
Ontario, California                           Warehouse                                        (1)
Paducah, Kentucky                             Office, Warehouse                                (3)
Radzymin, Poland                              Office, Manufacturing, Warehouse                 (2)
Rakkestad, Norway                             Office, Warehouse                                (2)
Stockholm, Sweden                             Office, Manufacturing, Warehouse                 (2)
Various (2,325 locations in 47 states,
 Puerto Rico, the United Kingdom, Canada,
 Japan and Germany)                           Sally Beauty Company Stores                      (3)

(1)   Alberto-Culver North America
(2)   Alberto-Culver International
(3)   Specialty Distribution - Sally

ITEM 3. LEGAL PROCEEDINGS
-------------------------

There are no material legal proceedings pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended September 30, 2000.

EXECUTIVE OFFICERS
------------------

The following table sets forth the names and current positions of the registrant's executive officers, including their five-year business history and ages. Executive officers of the company and its subsidiaries are elected annually.

Name                           Current Position and Five-Year Business History                Age
----                           -----------------------------------------------                ---
Leonard H. Lavin (1)           Chairman                                                       81

Howard B. Bernick (1)          President and Chief Executive Officer                          48

Bernice E. Lavin (1)           Vice Chairman, Secretary and Treasurer                         75

Carol L. Bernick (1)           January, 1999 - Vice Chairman and Assistant Secretary,         48
                               Alberto-Culver Company, President, Alberto-Culver
                               North America, a division of the registrant and President,
                               Alberto-Culver USA, Inc., a subsidiary of registrant;
                               April, 1998 to January, 1999 - Vice Chairman and Assistant
                               Secretary, Alberto-Culver Company and President, Alberto-
                               Culver North America; October, 1994 to April, 1998 -
                               Executive Vice President and Assistant Secretary,
                               Alberto-Culver Company and President, Alberto-Culver
                               USA, Inc.

William J. Cernugel            May, 2000 - Senior Vice President and Chief Financial          58
                               Officer; previously Senior Vice President, Finance for
                               more than five years.

John R. Berschied, Jr.         May, 2000 - Group Vice President, Worldwide Research           57
                               and Development; January, 2000 to May, 2000 - Director
                               Technology and Innovation Management, Arthur D. Little,
                               Inc.; February, 1993 - December, 1999 - Senior Vice
                               President, Global Research, Development and Engineering,
                               S.C. Johnson and Son, Inc.

Michael H. Renzulli            President, Sally Beauty Company, Inc., a subsidiary of         60
                               registrant.

Name                           Current Position and Five-Year Business History                Age
----                           -----------------------------------------------                ---
Gary P. Schmidt                June, 1997 - Vice President, General Counsel and               49
                               Assistant Secretary; April, 1990 to June, 1997 -
                               Vice-President, General Counsel and Secretary,
                               Fujisawa USA, Inc.

Paul H. Stoneham               October, 1998 - President, Alberto-Culver International,       39
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

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

Information required for this Item is incorporated herein by reference to the section entitled "Market Price of Common Stock and Cash Dividends Per Share" and notes 3 and 4 of "Notes to Consolidated Financial Statements" in the registrant's annual report to stockholders for the year ended September 30, 2000.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

Information required for this Item is incorporated herein by reference to the section entitled "Selected Financial Data" in the registrant's annual report to stockholders for the year ended September 30, 2000.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Information required for this Item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the registrant's annual report to stockholders for the year ended September 30, 2000.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

Information required for this Item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the registrant's annual report to stockholders for the year ended September 30, 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

Information required for this Item is incorporated herein by reference to the consolidated financial statements and notes and "Independent Auditors' Report" of KPMG LLP in the registrant's annual report to stockholders for the year ended September 30, 2000.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Information required for this Item regarding the directors of the company and regarding delinquent filers pursuant to Item 405 of Regulation S-K is incorporated herein by reference to the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", respectively, in the registrant's proxy statement for its annual meeting of stockholders on January 25, 2001. Information concerning Executive Officers of the registrant is included in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

Information required for this Item is incorporated herein by reference to the section entitled "Executive Compensation" in the registrant's proxy statement for its annual meeting of stockholders on January 25, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

Information required for this Item is incorporated herein by reference to the sections entitled "Share Ownership of Directors and Executive Officers" and "Principal Stockholders" in the registrant's proxy statement for its annual meeting of stockholders on January 25, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

Information required for this Item is incorporated herein by reference to the section entitled "Certain Business Relationships" in the registrant's proxy statement for its annual meeting of stockholders on January 25, 2001.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

   (a) Documents filed as part of this report:

       1.  Financial statements:

           The consolidated financial statements and notes to be included in
           Part II, Item 8 are incorporated by reference to the registrant's annual report to stockholders for the year ended September 30, 2000, which is filed as an exhibit to this report.

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

           3(ii) Copy of the By-Laws of Alberto-Culver Company, as amended and in effect as of October 26, 2000.

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

            Exhibit
            Number                        Description
            ------                        -----------

            4 (b)        Copy of 6.375% Debentures due June 15, 2028 (filed as
                         Exhibit 4(b) and incorporated herein by reference from the company's Form 10-Q Quarterly Report for the quarter ended June 30, 1998).

            4 (c)        Copy of 8.25% Notes due November 1, 2005 (filed as
                         Exhibit 4 and incorporated herein by reference from the company's Form 8-K dated March 28, 2000).

            10 (a) Copy of Alberto-Culver Company Management Incentive Plan dated October 1, 1998, as amended* (filed as
                         Exhibit 10(a) and incorporated herein by reference from the company's Form 10-K Annual Report for the year ended September 30, 1999).

            10 (b) Copy of Alberto-Culver Company Employee Stock Option Plan of 1988, as amended* (filed as Exhibit 10(b) and incorporated herein by reference from the company's proxy statement for its annual meeting of stockholders on January 25, 2001).

            10 (c) Copy of Alberto-Culver Company 1994 Shareholder Value Incentive Plan, as amended* (filed as Exhibit 10(c) and incorporated herein by reference from the company's proxy statement for its annual meeting of stockholders on January 27, 2000).

            10 (d) Copy of Alberto-Culver Company 1994 Restricted Stock Plan, as amended* (filed as Exhibit 10(d) and incorporated herein by reference from the company's proxy statement for its annual meeting of stockholders on January 25, 2001).

            10 (e) Copy of Alberto-Culver Company 1994 Stock Option Plan for Non-Employee Directors, as amended* (filed as Exhibit 10(e) and incorporated herein by reference from the company's Form 10-Q Quarterly Report for the quarter ended December 31, 1997).

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

            10 (i) Copy of Supplement for Commitment Increase among Alberto-Culver Company, Bank of America N.A. and LaSalle Bank National Association, dated June 30, 2000, to the Multicurrency Credit Agreement dated as of September 11, 1998.

            10 (j) Copy of Supplement for Commitment Increase among Alberto-Culver Company, Bank of America N.A. and ABN AMRO Bank N.V., dated June 30, 2000, to the Multicurrency Credit Agreement dated as of September 11, 1998.

            10 (k) Copy of the Alberto-Culver Company Executive Deferred Compensation Plan dated September 23, 1999, as amended* (filed as Exhibit 10(i) and incorporated herein by reference from the company's Form 10-Q Quarterly Report for the quarter ended December 31, 1999).

            10 (l) Form of Amendment of Severance Agreement between Alberto-Culver Company and certain executive officers* (filed as Exhibit 10(j) and incorporated herein by reference from the Company's Form 10-K Annual Report for the year ended September 30, 1999).

            10 (m) Form of Key Executive Deferred Compensation Agreement between Alberto-Culver Company and certain of its officers, and schedule setting forth the registrant's named executive officers (as defined in Item 402 of Regulation S-K) who are parties to such an agreement and the material terms of each such named executive officer's agreement* (filed as Exhibit 10(k) and incorporated herein by reference from the company's Form 8-K dated March 23, 2000).

            13 Portions of annual report to stockholders for the year ended September 30, 2000 incorporated herein by reference.

            21          Subsidiaries of the Registrant

            23          Consent of KPMG LLP

            27          Financial Data Schedule

                 * This exhibit is a management contract or compensatory plan or arrangement of the registrant.

(b)    Reports on Form 8-K:

       No report on Form 8-K was filed by the registrant during the quarter ended September 30, 2000.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of December, 2000.

                                        ALBERTO-CULVER COMPANY

                                        By /s/  Howard B. Bernick
                                           -------------------------------------
                                           Howard B. Bernick
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                     Title                           Date
      ---------                     -----                           ----
/s/ Leonard H. Lavin          Chairman of the Board            December 14, 2000
----------------------------  and Director
Leonard H. Lavin

/s/ Howard B. Bernick         President, Chief Executive       December 14, 2000
----------------------------  Officer and Director
Howard B. Bernick

/s/ Bernice E. Lavin          Vice Chairman, Secretary,        December 14, 2000
----------------------------  Treasurer and Director
Bernice E. Lavin

/s/ Carol L. Bernick          Vice Chairman,                   December 14, 2000
----------------------------  Assistant Secretary and Director
Carol L. Bernick

/s/ William J. Cernugel       Senior Vice President and Chief  December 14, 2000
----------------------------  Financial Officer (Principal
William J. Cernugel           Financial & Accounting Officer)

/s/ A. Robert Abboud          Director                         December 14, 2000
----------------------------
A. Robert Abboud

/s/ A.G. Atwater, Jr.         Director                         December 14, 2000
----------------------------
A. G. Atwater, Jr.

/s/ Robert P. Gwinn           Director                         December 14, 2000
----------------------------
Robert P. Gwinn

/s/ Allan B. Muchin           Director                         December 14, 2000
----------------------------
Allan B. Muchin

/s/ Robert H. Rock            Director                         December 14, 2000
----------------------------
Robert H. Rock

/s/ Dr. Harold M. Visotsky    Director                         December 14, 2000
----------------------------
Dr. Harold M. Visotsky

/s/ William W. Wirtz          Director                         December 14, 2000
----------------------------
William W. Wirtz

                         Independent Auditors' Report
                         ----------------------------


The Board of Directors and Stockholders
Alberto-Culver Company:

On October 25, 2000, we reported on the consolidated balance sheets of Alberto-Culver Company and Subsidiaries as of September 30, 2000 and 1999 and the related consolidated statements of earnings, cash flows and stockholders' equity for each of the years in the three-year period ended September 30, 2000, as contained in the 2000 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for fiscal year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 14(a)2 of the annual report on Form 10-K. That financial statement schedule is the responsibility of the company's management. Our responsibility is to express an opinion on that financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                         /s/ KPMG LLP

                                         KPMG LLP

Chicago, Illinois
October 25, 2000

                                                                     Schedule II
                                                                     -----------



                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                       Valuation and Qualifying Accounts
                                (In thousands)

                                             Year Ended September 30,
                                          ----------------------------
                                            2000      1999      1998
                                          --------  --------  --------
Allowance for doubtful accounts:

 Balance at beginning of period           $ 8,441   10,868     9,042

 Additions (deductions):

   Charged to costs and expenses            4,910    3,166     7,162

   Uncollectible accounts written off,
    net of recoveries                      (4,112)  (5,585)   (5,532)

   Allowance for doubtful accounts
    of acquired companies                   1,207      104       266

 Other                                       (311)    (112)      (70)
                                          --------  -------   -------

 Balance at end of period                 $10,135    8,441    10,868
                                          --------  -------   -------
