Form 10-Q
period 2000-12-31
ALBERTO CULVER CO
filed 2001-02-12
CIK 3327

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

                               December 31, 2000

                                     -OR-

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-5050


                            ALBERTO-CULVER COMPANY
                   ----------------------------------------
            (Exact name of registrant as specified in its charter)



                Delaware                                       36-2257936
       -----------------------------                        ----------------
      (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                       Identification No.)


                           2525 Armitage Avenue
                          Melrose Park, Illinois            60160
               ----------------------------------------   ----------
               (Address of principal executive offices)   (Zip code)



Registrant's telephone number, including area code:   (708) 450-3000




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO__
                                      ---
At December 31, 2000, the company had 23,424,297 shares of Class A common stock and 32,957,471 shares of Class B common stock outstanding.

                                    PART  I


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Earnings
                 Three Months Ended December 31, 2000 and 1999
                     (in thousands, except per share data)


                                                              (Unaudited)
                                                        ---------------------
                                                           2000        1999
                                                           ----        ----

Net sales                                               $ 593,560     525,799
Cost of products sold                                     292,183     257,370
                                                        ---------     -------
   Gross profit                                           301,377     268,429
Advertising, promotion, selling and administrative        260,362     233,933
Non-recurring gain (Note 6)                                    --      (9,257)
                                                        ---------     -------
   Operating earnings (Note 6)                             41,015      43,753
Interest expense, net of interest income of $1,202
    in 2000 and $745 in 1999                                5,752       3,427
                                                        ---------     -------
   Earnings before provision for income taxes (Note 6)     35,263      40,326
Provision for income taxes (Note 6)                        11,637      13,493
                                                        ---------     -------
   Net earnings (Note 6)                                $  23,626      26,833
                                                        =========     =======

Net earnings per share (Note 6)

    Basic                                               $    0.42        0.48
                                                        =========     =======
    Diluted                                             $    0.41        0.48
                                                        =========     =======

Cash dividends paid per share                           $    .075        .065
                                                        =========     =======

See notes to consolidated financial statements.

                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                          Consolidated Balance Sheets
                   December 31, 2000 and September 30, 2000
                   (dollars in thousands, except share data)

                                                                                        (Unaudited)
                                                                                        December 31,        September 30,
ASSETS                                                                                      2000                 2000
------                                                                                  ------------        -------------
Current assets:
   Cash and cash equivalents                                                            $    110,551           114,637
   Short-term investments                                                                        546               314
   Receivables, less allowance for doubtful
     accounts ($10,458 at 12/31/00 and $10,135 at 9/30/00)                                   167,982           154,207
   Inventories:
     Raw materials                                                                            48,635            45,197
     Work-in-process                                                                           4,189             4,819
     Finished goods                                                                          429,430           395,241
                                                                                        ------------      ------------
        Total inventories                                                                    482,254           445,257
   Other current assets                                                                       26,416            26,122
                                                                                        ------------      ------------
     Total current assets                                                                    787,749           740,537
                                                                                        ------------      ------------
Property, plant and equipment at cost, less accumulated
   depreciation ($220,061 at 12/31/00 and $211,337 at 9/30/00)                               236,765           240,091
Goodwill, net                                                                                265,828           263,847
Trade names, net                                                                              83,486            83,788
Other assets                                                                                  64,064            61,556
                                                                                        ------------      ------------
   Total assets                                                                         $  1,437,892         1,389,819
                                                                                        ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Short-term borrowings and current maturities of long-term debt                        $     3,877             3,988
   Accounts payable                                                                          209,651           183,770
   Accrued expenses                                                                          125,533           135,115
   Income taxes                                                                               24,492            17,916
                                                                                        ------------      ------------
     Total current liabilities                                                               363,553           340,789
                                                                                        ------------      ------------

Long-term debt                                                                               333,026           340,948
Deferred income taxes                                                                         41,473            38,349
Other liabilities                                                                             32,680            33,252

Stockholders' equity:
   Common stock, par value $.22 per share:
     Class A authorized 75,000,000 shares; issued 30,612,798 shares                            6,735             6,735
     Class B authorized 75,000,000 shares; issued 37,710,655 shares                            8,296             8,296
   Additional paid-in capital                                                                188,980           190,137
   Retained earnings                                                                         707,059           687,631
   Accumulated other comprehensive income -
     foreign currency translation                                                           (51,340)           (54,400)
                                                                                        ------------      ------------
                                                                                             859,730           838,399

   Less treasury stock at cost (Class A common shares: 7,188,501 at 12/31/00 and
     7,630,930 at 9/30/00; Class B common shares:
     4,753,184 at 12/31/00 and 9/30/00)                                                    (192,570)          (201,918)
                                                                                        ------------      ------------
        Total stockholders' equity                                                           667,160           636,481
                                                                                        ------------      ------------
        Total liabilities and stockholders' equity                                       $ 1,437,892         1,389,819
                                                                                        ============      ============

See notes to consolidated financial statements.

                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                 Three Months Ended December 31, 2000 and 1999
                         (dollar amounts in thousands)

                                                                            (Unaudited)
                                                                     ----------------------
                                                                        2000          1999
                                                                     ---------       ------
Cash Flows from Operating Activities:
-------------------------------------
Net earnings                                                         $  23,626       26,833
Adjustments to reconcile net earnings to net cash
  provided (used) by operating activities:
    Depreciation and amortization                                       12,864       11,279
    Non-recurring gain (Note 6)                                             --       (9,257)
    Other                                                                2,400          438
    Cash effects of changes in (exclusive of acquisitions):
      Receivables, net                                                 (10,559)      (4,516)
      Inventories                                                      (29,587)     (12,670)
      Other current assets                                                 378         (494)
      Accounts payable and accrued expenses                             15,346      (24,044)
      Income taxes                                                       5,316       11,626
                                                                     ---------       ------
    Net cash provided (used) by operating activities                    19,784         (805)
                                                                     ---------       ------

Cash Flows from Investing Activities:
-------------------------------------

Short-term investments                                                    (215)       1,396
Capital expenditures                                                    (5,303)      (8,112)
Payments for purchased businesses, net of acquired companies' cash     (11,137)     (15,115)
Proceeds from sale of trademark (Note 6)                                    --       10,000
Other, net                                                              (1,042)       3,673
                                                                     ---------       ------
    Net cash used by investing activities                              (17,697)      (8,158)
                                                                     ---------       ------

Cash Flows from Financing Activities:
-------------------------------------

Short-term borrowings                                                      177        1,587
Proceeds from long-term debt                                                23       18,000
Repayments of long-term debt                                            (8,585)      (6,500)
Cash dividends paid                                                     (4,198)      (3,618)
Cash proceeds from exercise of stock options                             6,679          951
Stock purchased for treasury                                              (841)      (3,460)
                                                                     ---------       ------
    Net cash provided (used) by financing activities                    (6,745)       6,960
                                                                     ---------       ------

Effect of foreign exchange rate changes on cash                            572         (974)
                                                                     ---------       ------
Net decrease in cash and cash equivalents                               (4,086)      (2,977)
Cash and cash equivalents at beginning of period                       114,637       55,931
                                                                     ---------       ------
Cash and cash equivalents at end of period                           $ 110,551       52,954
                                                                     =========       ======

See notes to consolidated financial statements.

                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(1) The consolidated financial statements contained in this report have not been audited by independent public accountants, except for balance sheet information presented at September 30, 2000. However, in the opinion of the company, the consolidated financial statements reflect all adjustments, which include only normal adjustments, necessary to present fairly the data contained therein. The results of operations for the periods covered are not necessarily indicative of results for a full year. Certain amounts for the prior year have been reclassified to conform to the current year's presentation.

(2) On January 25, 2001, the company announced an increase in the cash dividend on Class A and Class B common stock, raising the quarterly dividend 10% to 8.25 cents per share or 33 cents annually. The cash dividend is payable February 20, 2001 to stockholders of record on February 5, 2001.

(3) Basic earnings per share is calculated using the weighted average of actual shares outstanding of 56,197,000 and 55,708,000 for the three months ended December 31, 2000 and 1999, respectively.

        Diluted earnings per share is determined by dividing net earnings by the weighted average shares outstanding, including common stock equivalents. Diluted weighted average shares outstanding were 57,328,000 and 56,432,000 for the three months ended December 31, 2000 and 1999, respectively.

        The following table provides a reconciliation of diluted weighted average shares outstanding (in thousands):

                                                      Three Months
                                                    Ended December 31
                                                    -----------------
                                                      2000    1999
                                                      ----    ----

                Basic weighted average shares
                  outstanding                        56,197   55,708
                Effect of dilutive securities:
                  Assumed exercise of
                    stock options                     1,131      649
                  Other                                  --       75
                                                     ------   ------
                Diluted weighted average shares
                  outstanding                        57,328   56,432
                                                     ======   ======

        Stock options for 5,000 and 1,874,000 shares were excluded from the computation of diluted earnings per share for the three months ended December 31, 2000 and 1999, respectively, as the options' exercise prices were greater than the average market price and, therefore, were anti-dilutive.

(4) Comprehensive income consists of net earnings and foreign currency translation adjustments as follows (in thousands):

                                                      Three Months
                                                    Ended December 31
                                                    -----------------
                                                      2000    1999
                                                      ----    ----

                Net earnings                       $ 23,626      26,833
                Other comprehensive income
                 adjustments-foreign currency
                       translation                    3,060      (4,712)
                                                   --------      ------
                Comprehensive income               $ 26,686      22,121
                                                   ========      ======

                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

(5) During fiscal year 1998, the Board of Directors authorized the company to purchase up to 6.0 million shares of its Class A common stock. This authorization was increased to 9.0 million shares in fiscal year 1999. As of December 31, 2000, the company had purchased 7,290,400 Class A common shares under this program at a total cost of $162.9 million. No Class A shares have been purchased under this program since October, 1999.

(6) In the first quarter of fiscal year 2000, the company sold a European trademark for $10.0 million. The transaction resulted in a non-recurring pre-tax gain of $9.3 million and an increase in net earnings of $6.0 million. The non-recurring gain added 11 cents to the company's basic and diluted earnings per share.

     The following table provides information for the first three months of fiscal years 2001 and 2000 excluding the non-recurring gain (in thousands, except per share data):

                                                                           Three Months
                                                                           ------------
                                                                          Ended December 31
                                                                         ------------------
                                                                         2000         1999
                                                                         ----         ----
     Operating earnings before non-recurring gain                        $ 41,015     34,496
                                                                         ========     ======

     Earnings before non-recurring gain and income taxes                 $ 35,263     31,069
                                                                         ========     ======

     Earnings before non-recurring gain after income taxes               $ 23,626     20,816
                                                                         ========     ======


     Earnings per share before non-recurring gain after income taxes:

               Basic                                                     $   0.42       0.37
                                                                         ========     ======

               Diluted                                                   $   0.41       0.37
                                                                         ========     ======

                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

(7) Segment data for the three months ended December 31, 2000 and 1999 is as follows (in thousands):


                                                            Three Months
                                                          Ended December 31
                                                          -----------------

                                                          2000        1999
                                                          ----        ----
     Net sales:
     ----------
     Consumer products:
          Alberto-Culver North America                 $ 146,590     124,589
          Alberto-Culver International                   105,656     110,358
                                                      ----------     -------
             Total consumer products                     252,246     234,947
     Specialty distribution - Sally                      348,719     295,874
     Eliminations                                         (7,405)     (5,022)
                                                      ----------     -------
                                                      $  593,560     525,799
                                                      ==========     =======


     Earnings before provision for income taxes:
     -------------------------------------------
     Consumer products:
          Alberto-Culver North America                $   13,160       7,072
          Alberto-Culver International                       719         850
                                                      ----------     -------
             Total consumer products                      13,879       7,922
     Specialty distribution - Sally                       34,522      29,791
                                                      ----------     -------
          Segment operating profit                        48,401      37,713
     Non-recurring gain (Note 6)                              --       9,257
     Unallocated expenses, net                            (7,386)     (3,217)
     Interest expense, net of interest income             (5,752)     (3,427)
                                                      ----------     -------
                                                      $   35,263      40,326
                                                      ==========     =======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
--------------------------------------------------------------------------
FINANCIAL CONDITION
-------------------

RESULTS OF OPERATIONS
---------------------

First Quarter Ended December 31, 2000 versus First Quarter Ended December 31,
-----------------------------------------------------------------------------
 1999
-----

The company achieved record first quarter net sales of $593.6 million in fiscal year 2001, up $67.8 million or 12.9% over the comparable period of fiscal year 2000.

Net earnings were $23.6 million for the three months ended December 31, 2000 or 13.5% higher than the prior year's first quarter net earnings of $20.8 million before the non-recurring gain described below. Excluding the fiscal 2000 non-recurring gain, basic earnings per share of 42 cents in fiscal year 2001 were 5 cents or 13.5% higher than the same period of fiscal year 2000. Diluted earnings per share before the non-recurring gain increased 10.8% to 41 cents in fiscal year 2001 from 37 cents in fiscal year 2000.

As described in Note 6, the company sold a European trademark in the first quarter of fiscal year 2000. As a result, the company recognized a non-recurring pre-tax gain of $9.3 million and an increase in net earnings of $6.0 million. Accordingly, basic and diluted earnings per share increased 11 cents as a result of the gain. Fiscal year 2001 first quarter net earnings decreased $3.2 million or 12.0% compared to fiscal year 2000 net earnings including the non-recurring gain.

Compared to the same period of the prior year, sales of Alberto-Culver North America consumer products increased 17.7% in the first quarter of fiscal year 2001. The increase was primarily due to sales related to the acquired Pro-Line business along with higher sales of the St. Ives Swiss Formula facial, body lotions and body wash product lines, the Alberto VO5 Herbals line of shampoos and conditioners, TRESemme styling products and Mrs. Dash salt alternatives.

Sales of Alberto-Culver International consumer products ("International") decreased 4.3% in the first quarter of fiscal 2001 compared to last year. Fiscal year 2001 results were negatively impacted by the effect of foreign exchange rates. Had foreign exchange rates this year been the same as the first quarter of fiscal 2000, International sales would have increased 7.8%.

The "Specialty distribution-Sally" business segment achieved a sales increase of 17.9% for the first quarter of fiscal year 2001. The increase was mainly attributable to the expansion of Sally's full service operations, higher sales for established Sally Beauty Company outlets and the addition of stores during the year. At December 31, 2000, Sally Beauty Company had 2,339 stores offering a full range of professional beauty supplies.

Cost of products sold as a percentage of net sales was 49.2% for the first quarter of fiscal year 2001 compared to 48.9% for the first quarter of the prior year. The higher cost of products sold percentage in the first quarter of fiscal year 2001 was primarily due to product mix and the growth of Sally Beauty Company, which has a higher cost of goods sold as a percentage of sales.

Compared to the prior year, advertising, promotion, selling and administrative expenses in fiscal year 2001 increased $26.4 million or 11.3% for the first quarter. The increase primarily resulted from the higher selling and administration costs associated with the growth of the Sally Beauty Company business and the acquisition of Pro-Line.

Net interest expense in fiscal year 2001 increased $2.3 million for the first quarter compared to the same period of the prior year. The increase was primarily attributable to additional interest expense related to the $200 million of 8.25% senior notes issued in April, 2000. This higher interest expense was partially offset by lower interest expense related to the repayments of borrowings under the revolving credit facility and the $20 million of notes payable which matured in September, 2000, lower borrowings on the Swedish Krona revolving credit facility and higher interest income from investing the net senior note proceeds.

The provision for income taxes as a percentage of earnings before income taxes was 33.0% for the first quarter of fiscal years 2001 and 2000.

FINANCIAL CONDITION
-------------------

December 31, 2000 versus September 30, 2000
-------------------------------------------

The ratio of current assets to current liabilities was 2.17 to 1.00 at December 31, 2000 and September 30, 2000. Working capital of $424.2 million was $24.5 million higher than the September 30, 2000 balance of $399.7 million.

Inventories increased $37.0 million to $482.3 million during the first three months of fiscal year 2001. The increase primarily resulted from the growth of Sally Beauty Company's business.

Accounts payable increased $25.9 million to $209.7 million during the first three months of fiscal year 2001 primarily due to the timing of inventory purchases and vendor payments.

Long-term debt decreased $7.9 million to $333.0 million primarily due to reduced borrowing under the company's Swedish Krona revolving credit facility.

NEW ACCOUNTING STANDARDS
------------------------

In December, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." SAB No. 101 provides guidance in applying generally accepted accounting principles to revenue recognition. The company implemented SAB No. 101 in the first quarter of fiscal year 2001 and its adoption did not have a material effect on the consolidated financial statements.

In May, 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF Issue No. 00-14 addresses the recognition, measurement and income statement classification for various types of sales incentives including coupons, rebates and free products. The company is required to comply with EITF Issue No. 00-14 in the fourth quarter of fiscal year 2001. The company estimates its adoption will result in a reduction of consolidated net sales of approximately 2%, but will have no effect on consolidated net earnings.

In September, 2000, the EITF reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF Issue No. 00-10 addresses the income statement classification of shipping and handling fees and costs. The company implemented EITF Issue No. 00-10 in the first quarter of fiscal year 2001 and its adoption did not have a material effect on the consolidated financial statements.

In September, 2000, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral. The company is required to comply with SFAS No. 140 in the third quarter of fiscal year 2001 and estimates its adoption will not have a material effect on the consolidated financial statements.

FORWARD - LOOKING STATEMENTS
----------------------------

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein, if any, may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management's current expectations and assessments of risks and uncertainties and reflect various assumptions concerning anticipated results, which may or may not prove to be correct. Some of the factors that could cause actual results to differ materially from estimates or projections contained in such forward-looking statements include the pattern of brand sales, including variations in sales volume within periods; competition within the relevant product markets, including pricing, promotional activities, continuing customer acceptance of existing products, loss of distributorship rights and the ability to develop and successfully introduce new products; risks inherent in acquisitions and strategic alliances; changes in costs, including changes in labor costs, raw material prices or promotional expenses; the costs and effects of unanticipated legal or administrative proceedings; variations in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, tax changes, legal and regulatory changes or other external factors over which Alberto-Culver Company has no control. Alberto-Culver Company has no obligation to update any forward-looking statement in this Quarterly Report on Form 10-Q or any incorporated document.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

There have been no material changes in the company's market risk during the three months ended December 31, 2000.

                                    PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)     Exhibits:

        None

(b)     Reports on Form 8-K:

        No report on Form 8-K was filed by the registrant during the quarter ended December 31, 2000.

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



February 9, 2001