Form 10-Q
period 2001-03-31
ALBERTO CULVER CO
filed 2001-05-11
CIK 3327

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

                                March 31, 2001

                                     -OR-

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File No. 1-5050


                            ALBERTO-CULVER COMPANY
                     -------------------------------------
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  YES  X    NO_____
                                       -----



At March 31, 2001, the company had 23,648,011 shares of Class A common stock and 32,957,471 shares of Class B common stock outstanding.

                                    PART  I


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Earnings
                  Three Months Ended March 31, 2001 and 2000
                     (in thousands, except per share data)

                                                                         (Unaudited)
                                                                  -------------------------
                                                                    2001              2000
                                                                  ---------         -------
Net sales                                                         $622,558           553,813

Cost of products sold                                              299,270           271,520
                                                                  --------           -------

 Gross profit                                                      323,288           282,293

Advertising, promotion, selling and administrative                 277,853           244,069
                                                                  --------           -------

  Operating earnings                                                45,435            38,224

Interest expense, net of interest income of $1,307
 in 2001 and $620 in 2000                                            5,670             4,259
                                                                  --------           -------

 Earnings before provision for income taxes                         39,765            33,965

Provision for income taxes                                          13,873            11,208
                                                                  --------           -------

 Net earnings                                                     $ 25,892            22,757
                                                                  ========           =======

Net earnings per share

  Basic                                                           $   0.46              0.41
                                                                  ========           =======
  Diluted                                                         $   0.45              0.40
                                                                  ========           =======

Cash dividends paid per share                                     $  .0825             .0750
                                                                  ========           =======


See notes to consolidated financial statements.

                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Earnings
                   Six Months Ended March 31, 2001 and 2000
                     (in thousands, except per share data)

                                                                                   (Unaudited)
                                                                           ----------------------------
                                                                             2001               2000
                                                                           ----------         ---------
Net sales                                                                  $1,216,118         1,079,612

Cost of products sold                                                         591,453           528,890
                                                                           ----------         ---------

 Gross profit                                                                 624,665           550,722

Advertising, promotion, selling and administrative                            538,215           478,002

Non-recurring gain (Note 5)                                                        --            (9,257)
                                                                           ----------         ---------

 Operating earnings (Note 5)                                                   86,450            81,977

Interest expense, net of interest income of $2,509
    in 2001 and $1,365 in 2000                                                 11,422             7,686
                                                                           ----------         ---------

 Earnings before provision for income taxes (Note 5)                           75,028            74,291

Provision for income taxes (Note 5)                                            25,510            24,701
                                                                           ----------         ---------

 Net earnings (Note 5)                                                     $   49,518            49,590
                                                                           ==========         =========

Net earnings per share (Note 5)

  Basic                                                                    $     0.88              0.89
                                                                           ==========         =========
  Diluted                                                                  $     0.86              0.88
                                                                           ==========         =========


Cash dividends paid per share                                              $   .1575              .1400
                                                                           =========          =========

See notes to consolidated financial statements.

                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                          Consolidated Balance Sheets
                     March 31, 2001 and September 30, 2000
                   (dollars in thousands, except share data)

                                                                                       (Unaudited)
                                                                                        March 31,    September 30,
ASSETS                                                                                    2001           2000
------                                                                                 ----------    ------------
Current assets:
  Cash and cash equivalents                                                            $  140,456         114,637
  Short-term investments                                                                      995             314
  Receivables, less allowance for doubtful
    accounts ($10,926 at 3/31/01 and $10,135 at 9/30/00)                                  158,227         154,207
  Inventories:
    Raw materials                                                                          43,664          45,197
    Work-in-process                                                                         4,423           4,819
    Finished goods                                                                        426,723         395,241
                                                                                       ----------       ---------
       Total inventories                                                                  474,810         445,257
  Other current assets                                                                     26,848          26,122
                                                                                       ----------       ---------
    Total current assets                                                                  801,336         740,537
                                                                                       ----------       ---------
Property, plant and equipment at cost, less accumulated
  depreciation ($223,087 at 3/31/01 and $211,337 at 9/30/00)                              232,047         240,091
Goodwill, net                                                                             263,277         263,847
Trade names, net                                                                           81,262          83,788
Other assets                                                                               57,650          57,335
                                                                                       ----------       ---------
    Total assets                                                                       $1,435,572       1,385,598
                                                                                       ==========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Short-term borrowings and current maturities of long-term debt                       $    5,746           3,988
  Accounts payable                                                                        193,736         183,770
  Accrued expenses                                                                        141,990         135,115
  Income taxes                                                                             14,307          17,916
                                                                                       ----------       ---------
    Total current liabilities                                                             355,779         340,789
                                                                                       ----------       ---------

Long-term debt                                                                            332,305         340,948
Deferred income taxes                                                                      39,274          38,349
Other liabilities                                                                          29,715          33,252

Stockholders' equity:
  Common stock, par value $.22 per share:
    Class A authorized 75,000,000 shares; issued 30,612,798 shares                          6,735           6,735
    Class B authorized 75,000,000 shares; issued 37,710,655 shares                          8,296           8,296
  Additional paid-in capital                                                              188,476         190,137
  Retained earnings                                                                       728,291         687,631
  Deferred compensation                                                                    (5,544)         (4,221)
  Accumulated other comprehensive income -
    foreign currency translation                                                          (59,858)        (54,400)
                                                                                       ----------       ---------
                                                                                          866,396         834,178
  Less treasury stock at cost (Class A common shares: 6,964,787 at 3/31/01 and 7,630,930 at 9/30/00;  Class B common shares:
    4,753,184 at 3/31/01 and 9/30/00)                                                    (187,897)       (201,918)
                                                                                       ----------       ---------
        Total stockholders' equity                                                        678,499         632,260
                                                                                       ----------       ---------
        Total liabilities and stockholders' equity                                     $1,435,572       1,385,598
                                                                                       ==========       =========


See notes to consolidated financial statements.

                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                   Six Months Ended March 31, 2001 and 2000
                         (dollar amounts in thousands)

                                                                            (Unaudited)
                                                                       ---------------------

                                                                        2001           2000
                                                                       ------         ------
Cash Flows from Operating Activities:
------------------------------------

Net earnings                                                           $ 49,518       49,590
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
     Depreciation and amortization                                       25,784       23,248
     Non-recurring gain (Note 5)                                             --       (9,257)
     Cash effects of changes in (exclusive of acquisitions):
        Receivables, net                                                 (5,143)      (5,700)
        Inventories                                                     (27,524)     (18,563)
        Other current assets                                               (966)      (2,918)
        Accounts payable and accrued expenses                            17,259      (10,683)
        Income taxes                                                     (5,209)       3,721
        Other assets                                                     10,052       11,925
        Other liabilities                                                (4,951)     (10,670)
                                                                       --------      -------
     Net cash provided by operating activities                           58,820       30,693
                                                                       --------      -------

Cash Flows from Investing Activities:
------------------------------------

Short-term investments                                                     (700)        1,257
Capital expenditures                                                    (13,735)      (19,097)
Payments for purchased businesses, net of acquired companies' cash      (12,646)     (113,036)
Proceeds from sale of trademark (Note 5)                                     --        10,000
Other, net                                                                 (541)        4,224
                                                                       --------      --------
     Net cash used by investing activities                              (27,622)     (116,652)
                                                                       --------      --------

Cash Flows from Financing Activities:
------------------------------------

Short-term borrowings                                                     2,228         2,933
Proceeds from long-term debt                                                 27       108,215
Repayments of long-term debt                                             (8,657)      (16,435)
Proceeds from sale of receivables                                            --         5,000
Cash dividends paid                                                      (8,858)       (7,804)
Cash proceeds from exercise of stock options                             11,365         1,177
Stock purchased for treasury                                             (1,348)       (3,460)
                                                                       --------      --------
     Net cash provided (used) by financing activities                    (5,243)       89,626
                                                                       --------      --------

Effect of foreign exchange rate changes on cash                            (136)       (1,029)
                                                                       --------      --------
Net increase in cash and cash equivalents                                25,819         2,638
Cash and cash equivalents at beginning of period                        114,637        55,931
                                                                       --------      --------

Cash and cash equivalents at end of period                             $140,456        58,569
                                                                       ========      ========

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

(2) Basic earnings per share is calculated using the weighted average of actual shares outstanding of 56,134,000 and 55,743,000 for the three months ended March 31, 2001 and 2000, respectively, and 55,978,000 and 55,725,000 for the six months ended March 31, 2001 and 2000, respectively.

     Diluted earnings per share is determined by dividing net earnings by the weighted average shares outstanding, including common stock equivalents. Diluted weighted average shares outstanding were 57,897,000 and 56,405,000 for the three months ended March 31, 2001 and 2000, respectively, and 57,592,000 and 56,415,000 for the six months ended March 31, 2001 and 2000, respectively.

     The following table provides a reconciliation of diluted weighted average shares outstanding (in thousands):





                                                      Three Months            Six Months
                                                     Ended March 31         Ended March 31
                                                     --------------         --------------
                                                      2001    2000           2001    2000
                                                      ----    ----           ----    ----
        Basic weighted average shares
         outstanding                                 56,134  55,743         55,978  55,725
        Effect of dilutive securities:
         Assumed exercise of
          stock options                               1,391     587          1,242     615
         Assumed vesting of
          restricted stock                              372      --            372      --
         Other                                           --      75             --      75
                                                     ------  ------         ------  ------
        Diluted weighted average shares
          outstanding                                57,897  56,405         57,592  56,415
                                                     ======  ======         ======  ======

     Stock options for 1,845,000 shares were excluded from the computation of diluted earnings per share for the three months and six months ended March 31, 2000 as the options' exercise prices were greater than the average market price and, therefore, were anti-dilutive. No stock options were anti-dilutive in fiscal year 2001.

(3) Comprehensive income consists of net earnings and foreign currency translation adjustments as follows (in thousands):


                                                               Three Months               Six Months
                                                              Ended March 31            Ended March 31
                                                              --------------            --------------
                                                              2001      2000            2001      2000
                                                              ----      ----            ----      ----
          Net earnings                                       $25,892   22,757           49,518   49,590
          Other comprehensive income
           adjustments-foreign currency
             translation                                      (8,518)  (2,787)          (5,458)  (7,499)
                                                             -------   ------           ------   ------
          Comprehensive income                               $17,374   19,970           44,060   42,091
                                                             =======   ======           ======   ======

                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

(4) During fiscal year 1998, the Board of Directors authorized the company to purchase up to 6.0 million shares of its Class A common stock. This authorization was increased to 9.0 million shares in fiscal year 1999. As of March 31, 2001, the company had purchased 7,290,400 Class A common shares under this program at a total cost of $162.9 million. No Class A shares have been purchased under this program since October, 1999.

(5) In the first quarter of fiscal year 2000, the company sold a European trademark with a nominal carrying value for $10.0 million. The transaction resulted in a non-recurring pre-tax gain of $9.3 million and an increase in net earnings of $6.0 million. The non-recurring gain added 11 cents to the company's basic and diluted earnings per share.

(6) Segment data for the three and six months ended March 31, 2001 and 2000 is as follows (in thousands):

                                                                        Three Months            Six Months
                                                                       Ended March 31          Ended March 31
                                                                       --------------          --------------

                                                                       2001      2000         2001        2000
                                                                       ----      ----         ----        ----
    Net sales:
    ---------
    Consumer products:
     Alberto-Culver North America                                   $ 155,473    132,725      302,063     257,314
     Alberto-Culver International                                     109,261    110,463      214,917     220,821
                                                                    ---------   --------    ---------   ---------
       Total consumer products                                        264,734    243,188      516,980     478,135
    Specialty distribution - Sally                                    364,144    315,570      712,863     611,444
    Eliminations                                                       (6,320)    (4,945)     (13,725)     (9,967)
                                                                    ---------   --------    ---------   ---------
                                                                    $ 622,558    553,813    1,216,118   1,079,612
                                                                    =========   ========    =========   =========

    Earnings before provision for income taxes:
    -------------------------------------------
    Consumer products:
     Alberto-Culver North America                                   $  11,723      7,100       24,883      14,172
     Alberto-Culver International                                       2,195      1,246        2,914       2,096
                                                                    ---------   --------    ---------   ---------
       Total consumer products                                         13,918      8,346       27,797      16,268
    Specialty distribution - Sally                                     36,655     31,685       71,177      61,476
                                                                    ---------   --------    ---------   ---------
     Segment operating profit                                          50,573     40,031       98,974      77,744
    Non-recurring gain (Note 5)                                            --         --           --       9,257
    Unallocated expenses, net                                          (5,138)    (1,807)     (12,524)     (5,024)
    Interest expense, net of interest income                           (5,670)    (4,259)     (11,422)     (7,686)
                                                                    ---------   --------    ---------   ---------
                                                                    $  39,765     33,965       75,028      74,291
                                                                    =========   ========    =========   =========

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
---------------------------------------------------------------------------
FINANCIAL CONDITION
-------------------

RESULTS OF OPERATIONS
---------------------

Second Quarter and Six Months Ended March 31, 2001 versus Second Quarter and Six
--------------------------------------------------------------------------------
Months Ended March 31, 2000
---------------------------

The company achieved record second quarter net sales of $622.6 million in fiscal year 2001, up $68.7 million or 12.4% over the comparable period of fiscal year 2000. For the six month period ending March 31, 2001, net sales reached a new high of $1.22 billion, representing a 12.6% increase compared to last year's six month period.

Net earnings for the three months ended March 31, 2001 were $25.9 million or 13.8% higher than the same period of the prior year. Basic earnings per share were 46 cents in fiscal year 2001 and 41 cents in 2000. Diluted earnings per share increased 12.5% to 45 cents in fiscal year 2001 from 40 cents in 2000.

Net earnings were $49.5 million for the six months ended March 31, 2001 or 13.6% higher than the prior year's first half net earnings of $43.6 million before the non-recurring gain described below. Excluding the fiscal 2000 non-recurring gain, basic earnings per share of 88 cents in fiscal year 2001 were 10 cents or 12.8% higher than the same period of fiscal year 2000. Diluted earnings per share before the non-recurring gain increased 11.7% to 86 cents in fiscal year 2001 from 77 cents in fiscal year 2000.

As described in Note 5, the company sold a European trademark in the first quarter of fiscal year 2000. As a result, the company recognized a non-recurring pre-tax gain of $9.3 million and an increase in net earnings of $6.0 million. Accordingly, basic and diluted earnings per share increased 11 cents as a result of the gain. Fiscal year 2001 first half net earnings decreased $72,000 or 0.1% compared to fiscal year 2000 net earnings including the non-recurring gain.

Compared to the same periods of the prior year, sales of Alberto-Culver North America consumer products increased 17.1% and 17.4% for the second quarter and first six months of fiscal year 2001, respectively. The increases were primarily due to sales related to the acquired Pro-Line business, the introduction of TRESemme Hydrology and higher sales of the St. Ives Swiss Formula facial products, the Alberto VO5 Herbals line of shampoos and conditioners and the Motions line of hair care products.

Sales of Alberto-Culver International consumer products ("International") decreased 1.1% in the second quarter and 2.7% in the first six months of fiscal 2001 compared to last year. Fiscal year 2001 results were negatively affected by foreign exchange rates. Had foreign exchange rates this year been the same as the second quarter and first six months of fiscal 2000, International sales would have increased 7.4% and 7.6%, respectively.

The "Specialty distribution-Sally" business segment achieved sales increases of 15.4% for the second quarter and 16.6% for the first six months of fiscal 2001. The increases were mainly attributable to the expansion of Sally's full service operations, higher sales for established Sally Beauty Company outlets and the addition of stores during the year. At March 31, 2001, Sally Beauty Company had 2,350 stores offering a full range of professional beauty supplies.

Cost of products sold as a percentage of net sales was 48.1% for the second quarter and 48.6% for the first six months of fiscal year 2001 compared to 49.0% for the second quarter and first six months of the prior year. The lower cost of products sold percentages in fiscal year 2001 were primarily due to the introduction of higher margin new products, product mix and lower manufacturing costs.

Compared to the prior year, advertising, promotion, selling and administrative expenses in fiscal year 2001 increased $33.8 million or 13.8% for the second quarter and $60.2 million or 12.6% for the first six months. The increases primarily resulted from the selling and administration costs associated with the expansion of the Sally Beauty Company business and the growth of the North America business, including the acquisition of Pro-Line.

Net interest expense in fiscal year 2001 increased $1.4 million for the second quarter and $3.7 million for the first six months compared to the same periods of the prior year. The increases were primarily attributable to additional interest expense related to the $200 million of 8.25% senior notes issued in April, 2000. The higher interest expense was partially offset by lower interest expense related to the repayment of borrowings under the revolving credit facility, the payoff of the $20 million of notes payable which matured in September, 2000, lower borrowings under the Swedish Krona revolving credit facility and higher interest income from investing the net senior note proceeds.

The fiscal year 2001 provision for income taxes as a percentage of earnings before income taxes was 34.9% for the second quarter and 34.0% for the first six months, compared to 33% for the second quarter and first six months of fiscal year 2000. The higher 2001 tax rates are mainly due to the mix of foreign taxable earnings.

FINANCIAL CONDITION
-------------------

March 31, 2001 versus September 30, 2000
----------------------------------------

The ratio of current assets to current liabilities was 2.25 to 1.00 at March 31, 2001 and 2.17 to 1.00 at September 30, 2000. Working capital of $445.6 million was $45.9 million higher than the September 30, 2000 balance of $399.7 million.

Inventories increased $29.6 million to $474.8 million during the first six months of fiscal year 2001. The increase primarily resulted from the growth of Sally Beauty Company and the increase in North America's business, including the launch of new or improved products.

Accounts payable increased $10.0 million to $193.7 million during the first six months of fiscal year 2001 primarily due to the timing of inventory purchases and vendor payments.

Long-term debt decreased $8.6 million to $332.3 million primarily due to reduced borrowing under the company's Swedish Krona revolving credit facility.

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

In May, 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF Issue No. 00-14 addresses the recognition, measurement and income statement classification for various types of sales incentives including coupons, rebates and free products. The company is required to comply with EITF Issue No. 00-14 in the second quarter of fiscal year 2002. In April, 2001, the EITF reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." EITF Issue No. 00-25 addresses the income statement classification for various types of consideration paid by a vendor to a retailer. The company is required to comply with EITF Issue No. 00-25 in the second quarter of fiscal year 2002. The company estimates the adoption of EITF Issue Nos. 00-14 and 00-25 will result in a reduction of consolidated net sales of approximately 5%-6%, but will have no effect on consolidated net earnings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

There have been no material changes in the company's market risk during the three months ended March 31, 2001.

                                    PART II


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

At the annual meeting of stockholders on January 25, 2001, A.G. Atwater, Jr., Sam J. Susser and William W. Wirtz were elected as directors of the Company. Mr. Atwater received a Class A and Class B common stockholder vote of 20,277,990 and 31,158,913 shares "for" and 51,530 and 264,384 shares "withheld", respectively. Mr. Susser received a Class A and Class B common stockholder vote of 19,182,400 and 29,385,770 shares "for" and 1,147,120 and 2,037,527 shares "withheld" respectively. Mr. Wirtz received a Class A and Class B common stockholder vote of 20,274,500 and 31,154,856 shares "for" and 55,020 and 268,441 shares
"withheld" respectively.

Stockholders at the annual meeting also voted on whether to re-approve the company's Employee Stock Option Plan of 1988, as amended. The amended plan was approved by a Class A and Class B stockholder vote of 16,226,940 and 27,279,016 shares "for"; 1,094,710 and 3,056,471 shares "against"; and 13,830 and 283,039 shares "abstaining", respectively.

In addition, stockholders at the annual meeting voted on whether to re-approve the company's 1994 Restricted Stock Plan, as amended. The amended plan was approved by a Class A and Class B stockholder vote of 16,928,470 and 28,244,359 shares "for"; 392,670 and 2,091,151 shares "against"; and 14,350 and 283,017 shares "abstaining", respectively.

Class A common stock has a one-tenth vote per share and Class B common stock has one vote per share.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a) Exhibits:

    10 (a)  Copy of Alberto-Culver Company Management Incentive Plan dated
         November 1, 2000, as amended.*

        *This exhibit is a management contract or compensatory plan or arrangement of the registrant.

(b) Reports on Form 8-K:

    No report on Form 8-K was filed by the registrant during the quarter ended March 31, 2001.

                               SIGNATURE
                               ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            ALBERTO-CULVER COMPANY
                              (Registrant)



                            By:  /s/ William J. Cernugel
                               -------------------------------------
                               William J. Cernugel
                               Senior Vice President and Chief Financial Officer (Principal Financial Officer)



May 11, 2001