Form 10-Q
period 2001-06-30
ALBERTO CULVER CO
filed 2001-08-09
CIK 3327

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

                                 June 30, 2001

                                     -OR-

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     Commission File No. 1-5050


                            ALBERTO-CULVER COMPANY
                            ----------------------
            (Exact name of registrant as specified in its charter)


                Delaware                             36-2257936
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)              Identification No.)


          2525 Armitage Avenue
         Melrose Park, Illinois                          60160
         ----------------------                        ---------
(Address of principal executive offices)               (Zip code)


Registrant's telephone number, including area code: (708) 450-3000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---    ---


At June 30, 2001, the company had 23,761,341 shares of Class A common stock and 32,957,471 shares of Class B common stock outstanding.

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Earnings
                   Three Months Ended June 30, 2001 and 2000
                     (in thousands, except per share data)

                                                         (Unaudited)
                                                      -----------------
                                                        2001     2000
                                                      --------  -------
Net sales                                             $634,416  573,095
Cost of products sold                                  309,606  280,377
                                                      --------  -------
  Gross profit                                         324,810  292,718
Advertising, promotion, selling and administrative     275,478  249,092
                                                      --------  -------
  Operating earnings                                    49,332   43,626
Interest expense, net of interest income of $1,430
  in 2001 and $1,705 in 2000                             5,285    5,616
                                                      --------  -------
  Earnings before provision for income taxes            44,047   38,010
Provision for income taxes                              14,976   12,544
                                                      --------  -------
  Net earnings                                        $ 29,071   25,466
                                                      ========  =======
Net earnings per share:
  Basic                                               $   0.52     0.46
                                                      ========  =======
  Diluted                                             $   0.50     0.45
                                                      ========  =======
Cash dividends paid per share                         $  .0825    .0750
                                                      ========  =======

See notes to consolidated financial statements.

                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Earnings
                   Nine Months Ended June 30, 2001 and 2000
                     (in thousands, except per share data)


                                                              (Unaudited)
                                                         ---------------------
                                                            2001       2000
                                                         ----------  ---------
Net sales                                                $1,850,534  1,652,707
Cost of products sold                                       901,059    809,267
                                                         ----------  ---------
  Gross profit                                              949,475    843,440
Advertising, promotion, selling and administrative          813,693    727,094
Non-recurring gain (Note 5)                                      --     (9,257)
                                                         ----------  ---------
  Operating earnings (Note 5)                               135,782    125,603
Interest expense, net of interest income of $3,939
  in 2001 and $3,070 in 2000                                 16,707     13,302
                                                         ----------  ---------
  Earnings before provision for income taxes (Note 5)       119,075    112,301
Provision for income taxes (Note 5)                          40,486     37,245
                                                         ----------  ---------
  Net earnings (Note 5)                                  $   78,589     75,056
                                                         ==========  =========
Net earnings per share (Note 5):
  Basic                                                  $     1.40       1.35
                                                         ==========    =======
  Diluted                                                $     1.36       1.33
                                                         ==========    =======
Cash dividends paid per share                            $     .240       .215
                                                         ==========     ======

See notes to consolidated financial statements.

                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                          Consolidated Balance Sheets
                      June 30, 2001 and September 30, 2000
                   (dollars in thousands, except share data)

                                                                        (Unaudited)
                                                                         June 30,        September 30,
                                                                           2001              2000
                                                                        -----------      -------------
ASSETS
------
Current assets:
   Cash and cash equivalents                                             $  157,814            114,637
   Short-term investments                                                       819                314
   Receivables, less allowance for doubtful
    accounts ($10,938 at 6/30/01 and $10,135 at 9/30/00)                     162,576            154,207
   Inventories:
     Raw materials                                                            42,562             45,197
     Work-in-process                                                           5,074              4,819
     Finished goods                                                          439,388            395,241
                                                                         ----------         ----------
      Total inventories                                                     487,024            445,257
   Other current assets                                                      27,725             26,122
                                                                         ----------         ----------
      Total current assets                                                  835,958            740,537
                                                                         ----------         ----------
Property, plant and equipment at cost, less accumulated
 depreciation ($228,292 at 6/30/01 and $211,337 at 9/30/00)                 232,152            240,091
Goodwill, net                                                               263,646            263,847
Trade names, net                                                             79,979             83,788
Other assets                                                                 60,349             57,335
                                                                         ----------         ----------
   Total assets                                                          $1,472,084          1,385,598
                                                                         ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Short-term borrowings and current maturities of long-term debt        $    2,972              3,988
   Accounts payable                                                         201,067            183,770
   Accrued expenses                                                         149,215            135,115
   Income taxes                                                              17,479             17,916
                                                                         ----------         ----------
      Total current liabilities                                             370,733            340,789
                                                                         ----------         ----------
Long-term debt                                                              327,898            340,948
Deferred income taxes                                                        41,761             38,349
Other liabilities                                                            28,703             33,252
Stockholders' equity:
   Common stock, par value $.22 per share:
      Class A authorized 75,000,000 shares; issued 30,612,798 shares          6,735              6,735
      Class B authorized 75,000,000 shares; issued 37,710,655 shares          8,296              8,296
   Additional paid-in capital                                               188,075            190,137
   Retained earnings                                                        752,688            687,631
   Deferred compensation                                                     (5,139)            (4,221)
   Accumulated other comprehensive income -
    foreign currency translation                                            (62,223)           (54,400)
                                                                         ----------         ----------
                                                                            888,432            834,178
Less treasury stock at cost (Class A common shares: 6,851,457 at 6/30/01 and 7,630,930 at 9/30/00; Class B common shares:
   4,753,184 at 6/30/01 and 9/30/00)                                       (185,443)          (201,918)
                                                                         ----------         ----------
       Total stockholders' equity                                           702,989            632,260
                                                                         ----------         ----------
       Total liabilities and stockholders' equity                        $1,472,084         $1,385,598
                                                                         ==========         ==========

See notes to consolidated financial statements.

                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                   Nine Months Ended June 30, 2001 and 2000
                         (dollar amounts in thousands)

                                                                           (Unaudited)
                                                                       -------------------
                                                                         2001       2000
                                                                       --------   --------
Cash Flows from Operating Activities:
-------------------------------------
Net earnings                                                           $ 78,589     75,056
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Depreciation and amortization                                        38,508     35,797
    Non-recurring gain (Note 5)                                              --     (9,257)
    Cash effects of changes in (exclusive of acquisitions):
      Receivables, net                                                  (10,861)    (6,472)
      Inventories                                                       (38,447)   (13,920)
      Other current assets                                               (1,544)    (1,749)
      Accounts payable and accrued expenses                              32,391     (2,626)
      Income taxes                                                         (274)     2,645
      Other assets                                                       14,885     21,079
      Other liabilities                                                  (8,093)   (17,587)
                                                                       --------   --------
  Net cash provided by operating activities                             105,154     82,966
                                                                       --------   --------
Cash Flows from Investing Activities:
-------------------------------------
Short-term investments                                                     (544)     1,533
Capital expenditures                                                    (23,514)   (27,828)
Payments for purchased businesses, net of acquired companies' cash      (19,359)  (115,634)
Proceeds from sale of trademark (Note 5)                                     --     10,000
Other, net                                                               (2,885)    (1,836)
                                                                       --------   --------
  Net cash used by investing activities                                 (46,302)  (133,765)
                                                                       --------   --------
Cash Flows from Financing Activities:
-------------------------------------
Short-term borrowings                                                    (1,074)     2,142
Proceeds from long-term debt                                                 27    308,215
Debt issuance costs                                                          --     (1,321)
Repayments of long-term debt                                            (12,579)  (168,927)
Proceeds from sale of receivables                                            --      5,000
Cash dividends paid                                                     (13,531)   (11,991)
Cash proceeds from exercise of stock options                             13,571      1,929
Stock purchased for treasury                                             (1,348)    (3,460)
                                                                       --------   --------
  Net cash provided (used) by financing activities                      (14,934)   131,587
                                                                       --------   --------
Effect of foreign exchange rate changes on cash                            (741)    (1,855)
                                                                       --------   --------
Net increase in cash and cash equivalents                                43,177     78,933
Cash and cash equivalents at beginning of period                        114,637     55,931
                                                                       --------   --------
Cash and cash equivalents at end of period                             $157,814    134,864
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

(2) Basic earnings per share is calculated using the weighted average of actual shares outstanding of 56,309,000 and 55,792,000 for the three months ended June 30, 2001 and 2000, respectively, and 56,093,000 and 55,747,000 for the nine months ended June 30, 2001 and 2000, respectively.

     Diluted earnings per share is determined by dividing net earnings by the weighted average shares outstanding, including common stock equivalents. Diluted weighted average shares outstanding were 58,105,000 and 56,757,000 for the three months ended June 30, 2001 and 2000, respectively, and 57,728,000 and 56,515,000 for the nine months ended June 30, 2001 and 2000, respectively.

     The following table provides a reconciliation of diluted weighted average shares outstanding (in thousands):


                                         Three Months    Nine Months
                                        Ended June 30   Ended June 30
                                        --------------  --------------
                                         2001    2000    2001    2000
                                        ------  ------  ------  ------
     Basic weighted average shares
       outstanding                      56,309  55,792  56,093  55,747
     Effect of dilutive securities:
      Assumed exercise of
        stock options                    1,431     890   1,270     693
      Assumed vesting of
        restricted stock                   365      --     365      --
      Other                                 --      75      --      75
                                        ------  ------  ------  ------
     Diluted weighted average shares
       outstanding                      58,105  56,757  57,728  56,515
                                        ======  ======  ======  ======

     Stock options for 732,800 shares were excluded from the computation of diluted earnings per share for the three months and nine months ended June 30, 2000 as the options' exercise prices were greater than the average market price and, therefore, were anti-dilutive. No stock options were anti-dilutive in fiscal year 2001.

                    ALBERTO-CULVER COMPANY AND SUBSIDIARIES

(3) Comprehensive income consists of net earnings and foreign currency translation adjustments as follows (in thousands):

                                            Three Months       Nine Months
                                           Ended June 30      Ended June 30
                                          ----------------   ----------------
                                           2001      2000     2001     2000
                                          -------   ------   ------   -------
          Net earnings                    $29,071   25,466   78,589    75,056
          Other comprehensive income
            adjustments-foreign currency
            translation                    (2,365)  (5,880)  (7,823)  (13,379)
                                          -------   ------   ------   -------
          Comprehensive income            $26,706   19,586   70,766    61,677
                                          =======   ======   ======   =======

(4) During fiscal year 1998, the Board of Directors authorized the company to purchase up to 6.0 million shares of its Class A common stock. This authorization was increased to 9.0 million shares in fiscal year 1999. As of June 30, 2001, the company had purchased 7,290,400 Class A common shares under this program at a total cost of $162.9 million. No Class A shares have been purchased under this program since October, 1999.

(5) In the first quarter of fiscal year 2000, the company sold a European trademark with a nominal carrying value for $10.0 million. The transaction resulted in a non-recurring pre-tax gain of $9.3 million and an increase in net earnings of $6.0 million. The non-recurring gain added 11 cents to the company's basic and diluted earnings per share.

(6) Segment data for the three and nine months ended June 30, 2001 and 2000 is as follows (in thousands):

                                         Three Months           Nine Months
                                        Ended June 30          Ended June 30
                                      ------------------   ----------------------
                                        2001      2000       2001          2000
                                      --------   -------   ---------    ---------
     Net sales:
     ----------
     Consumer products:
       Alberto-Culver North America   $151,920   140,259      453,983     397,573
       Alberto-Culver International    114,392   111,973      329,309     332,794
                                      --------   -------    ---------   ---------
        Total consumer
         products                      266,312   252,232      783,292     730,367
     Specialty distribution - Sally    375,910   327,225    1,088,773     938,669
     Eliminations                       (7,806)   (6,362)     (21,531)    (16,329)
                                      --------   -------    ---------   ---------
                                      $634,416   573,095    1,850,534   1,652,707
                                      ========   =======    =========   =========

     Earnings before provision for
      income taxes:
     -----------------------------
     Consumer products:
       Alberto-Culver North America   $ 10,464     7,302       35,347      21,474
       Alberto-Culver International      5,608     5,114        8,522       7,210
                                      --------   -------    ---------   ---------
         Total consumer products        16,072    12,416       43,869      28,684
     Specialty distribution - Sally     39,005    34,044      110,182      95,520
                                      --------   -------    ---------   ---------
       Segment operating profit         55,077    46,460      154,051     124,204
     Non-recurring gain (Note 5)            --        --           --       9,257
     Unallocated expenses, net          (5,745)   (2,834)     (18,269)     (7,858)
     Interest expense, net
       of interest income               (5,285)   (5,616)     (16,707)    (13,302)
                                      --------   -------    ---------   ---------
                                      $ 44,047    38,010      119,075     112,301
                                      ========   =======    =========   =========

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS
---------------------

Third Quarter and Nine Months Ended June 30, 2001 versus Third Quarter and Nine
-------------------------------------------------------------------------------
Months Ended June 30, 2000
--------------------------

The company achieved record third quarter net sales of $634.4 million in fiscal year 2001, up $61.3 million or 10.7% over the comparable period of fiscal year 2000. For the nine month period ending June 30, 2001, net sales reached a new high of $1.85 billion, representing a 12.0% increase compared to last year's nine month period.

Net earnings for the three months ended June 30, 2001 were $29.1 million or 14.2% higher than the same period of the prior year. Basic earnings per share were 52 cents in fiscal year 2001 and 46 cents in 2000. Diluted earnings per share increased 11.1% to 50 cents in fiscal year 2001 from 45 cents in 2000.

Net earnings were $78.6 million for the nine months ended June 30, 2001 or 13.8% higher than the prior year's nine month net earnings of $69.0 million before the non-recurring gain described below. Excluding the fiscal 2000 first quarter non-recurring gain, basic earnings per share of $1.40 in fiscal year 2001 were 16 cents or 12.9% higher than the same period of fiscal year 2000. Diluted earnings per share before the non-recurring gain increased 11.5% to $1.36 in fiscal year 2001 from $1.22 in fiscal year 2000.

As described in Note 5, the company sold a European trademark in the first quarter of fiscal year 2000. As a result, the company recognized a non-recurring pre-tax gain of $9.3 million and an increase in net earnings of $6.0 million. Accordingly, basic and diluted earnings per share increased 11 cents as a result of the gain. Fiscal year 2001 nine month net earnings increased $3.5 million or 4.7% compared to fiscal year 2000 net earnings including the non-recurring gain.

Compared to the same periods of the prior year, sales of Alberto-Culver North America consumer products increased 8.3% and 14.2% for the third quarter and first nine months of fiscal year 2001, respectively. The sales increases were primarily due to the acquired Pro-Line business, the introduction of TRESemme Hydrology, the Motions line of hair care products and St. Ives Swiss Formula facial products and body wash.

Sales of Alberto-Culver International consumer products ("International") increased 2.2% in the third quarter and decreased 1.0% in the first nine months of fiscal 2001 compared to last year. Fiscal year 2001 results were negatively affected by foreign exchange rates. Had foreign exchange rates this year been the same as the third quarter and first nine months of fiscal 2000, International sales would have increased 9.6% and 8.3%, respectively, primarily due to sales increases for the company's European and Latin American retail businesses.

The "Specialty distribution-Sally" business segment achieved sales increases of 14.9% for the third quarter and 16.0% for the first nine months of fiscal 2001. The increases were mainly attributable to the expansion of Sally's full service operations, higher sales for established Sally Beauty Company outlets and the addition of stores during the year. At June 30, 2001, Sally Beauty Company had 2,386 stores offering a full range of professional beauty supplies.

Cost of products sold as a percentage of net sales was 48.8% for the third quarter and 48.7% for the first nine months of fiscal year 2001 compared to 48.9% and 49.0% for the third quarter and first nine months of the prior year, respectively. The lower cost of products sold percentages in fiscal year 2001 were primarily due to the introduction of higher margin new products, product mix and lower manufacturing costs.

Compared to the prior year, advertising, promotion, selling and administrative expenses in fiscal year 2001 increased $26.4 million or 10.6% for the third quarter and $86.6 million or 11.9 % for the first nine months. The increases primarily resulted from the selling and administration costs associated with the expansion of the Sally Beauty Company business and the growth of the North America business, including the acquisition of Pro-Line.

Net interest expense in fiscal year 2001 decreased $331,000 for the third quarter and increased $3.4 million for the first nine months compared to the same periods of the prior year. The nine month increase was primarily attributable to additional interest expense related to the $200 million of 8.25% senior notes issued in April, 2000. The higher interest expense was partially offset by lower interest expense related to the repayment of borrowings under the revolving credit facility, the payoff of the $20 million of notes payable which matured in September, 2000, lower borrowings under the Swedish Krona revolving credit facility and higher interest income from investing the net senior note proceeds.

The fiscal year 2001 provision for income taxes as a percentage of earnings before income taxes was 34.0% for the third quarter and first nine months, compared to 33% for the third quarter and first nine months of fiscal year 2000. The higher 2001 tax rates are mainly due to the mix of foreign taxable earnings.


FINANCIAL CONDITION
-------------------

June 30, 2001 versus September 30, 2000
---------------------------------------

The ratio of current assets to current liabilities was 2.25 to 1.00 at June 30, 2001 and 2.17 to 1.00 at September 30, 2000. Working capital of $465.2 million was $65.5 million higher than the September 30, 2000 balance of $399.7 million.

Inventories increased $41.8 million to $487.0 million during the first nine months of fiscal year 2001 mainly due to the growth of the Sally Beauty Company and North America businesses.

Accounts payable increased $17.3 million to $201.1 million during the first nine months of fiscal year 2001 primarily due to the timing of inventory purchases and vendor payments.

Long-term debt decreased $13.1 million to $327.9 million mainly due to reduced borrowing under the company's Swedish Krona revolving credit facility.


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

In September, 2000, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral. The company implemented SFAS No. 140 in the third quarter of fiscal year 2001 and its adoption did not have a material effect on the consolidated financial statements.

In June, 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and requires companies to discontinue the amortization of goodwill and certain other intangible assets. The company is required to comply with SFAS No. 141 in the fourth quarter of fiscal year 2001. The company is required to comply with SFAS No. 142 in the fourth quarter of fiscal year 2001 for new acquisitions and in the first quarter of fiscal year 2003 for previously acquired intangibles. The company currently expects to implement the requirements of SFAS No. 142 for previously acquired intangibles in the first quarter of fiscal year 2002. The company estimates the discontinuation of amortization of goodwill and certain other intangibles in accordance with SFAS No. 142 will result in an increase in consolidated net earnings of approximately 7%-8%.


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

There have been no material changes in the company's market risk during the three months ended June 30, 2001.

                                    PART II



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)  Exhibits:

     None

(b)  Reports on Form 8-K:

     No report on form 8-K was filed by the registrant during the quarter ended June 30, 2001.

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

August 9, 2001