Form 10-K405
period 2001-09-30
ALBERTO CULVER CO
filed 2001-12-14
CIK 3327

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED:

                               SEPTEMBER 30, 2001

                                      -OR-

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

Commission File No. 1-5050

                             ALBERTO-CULVER COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                  36-2257936
---------------------------------------           -----------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

        2525 Armitage Avenue
        Melrose Park, Illinois                              60160
----------------------------------------          ------------------------
(Address of principal executive offices)                  (Zip code)

Registrant's telephone number, including area code:  (708)450-3000

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
     Title of each class                                on which registered
----------------------------------------------      ---------------------------
Class A Common Stock, par value $.22 per share        New York Stock Exchange
Class B Common Stock, par value $.22 per share        New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___
                                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of common stock held by non-affiliates (assuming for this purpose only that all directors and executive officers are affiliates) on November 16, 2001 was $841.0 million for Class A Common Stock and $750.0 million for Class B Common Stock.

At November 16, 2001, there were 24,840,026 shares of Class A Common Stock outstanding and 32,525,619 shares of Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Parts I and II .......   Portions of annual report to stockholders for the year
                         ended September 30, 2001, as specifically described herein.

Part III .............   Portions of proxy statement and notice of annual
                         meeting of stockholders on January 24, 2002, as specifically described herein.

                           FORWARD-LOOKING STATEMENTS
                           --------------------------

This Annual Report on Form 10-K and the documents incorporated by reference herein may contain certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management's current expectations and assessments of risks and uncertainties and reflect various assumptions concerning anticipated results, which may or may not prove to be correct. Some of the factors that could cause actual results to differ materially from estimates or projections contained in such forward-looking statements include the pattern of brand sales, including variations in sales volume within periods; competition within the relevant product markets, including pricing, promotional activities, continuing customer acceptance of existing products, loss of distributorship rights and the ability to develop and successfully introduce new products; risks inherent in acquisitions and strategic alliances; the effects of a prolonged United States or global economic downturn or recession; changes in labor costs, raw material prices or promotional expenses; the costs and effects of unanticipated legal or administrative proceedings; variations in political, economic or other factors such as currency exchange rates, inflation rates, expansive trends, tax changes, legal and regulatory changes or other external factors over which Alberto-Culver Company has no control. Alberto-Culver Company has no obligation to update any forward-looking statement in this Annual Report on Form 10-K or any incorporated document.

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

The classes of products in the Alberto-Culver North America and the Alberto-Culver International business segments include health and beauty care products as well as food and household products. Health and beauty care products accounted for approximately 37%, 39% and 39% of the company's consolidated net sales for the years ended September 30, 2001, 2000 and 1999, respectively. Food and household products accounted for approximately 5%, 5% and 6% of the company's consolidated net sales for the years ended September 30, 2001, 2000 and 1999, respectively.

The company's third segment, "Specialty distribution - Sally", consists of Sally Beauty Company ("Sally Beauty"), a distributor of professional beauty supplies through its Sally Beauty Supply stores and its Beauty Systems Group full-service operations. Sales of the Specialty distribution - Sally business segment accounted for approximately 58%, 56% and 55% of the company's consolidated net sales for the years ended September 30, 2001, 2000 and 1999, respectively.

Financial information about business segments and geographic area information is incorporated herein by reference to the "Business Segments and Geographic Area Information" note of "Notes to Consolidated Financial Statements" in the company's annual report to stockholders for the year ended September 30, 2001.

ALBERTO-CULVER NORTH AMERICA
----------------------------

The company's major health and beauty care products marketed in the United States include the ALBERTO VO5, TRESemme and CONSORT lines of hair care products, the ST. IVES SWISS FORMULA line of hair and skin care products, FDS feminine deodorant sprays and the SOFT AND BEAUTIFUL, JUST FOR ME,

COMB-THRU, TCB and MOTIONS lines of hair care products for the ethnic market. Food and household products sold in the United States include MRS. DASH salt-free seasoning blends, MOLLY MCBUTTER butter flavor sprinkles, SUGARTWIN sugar substitute and STATIC GUARD anti-static spray.

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

In the United Kingdom, the company manufactures and markets products such as the ALBERTO VO5, Advanced ALBERTO VO5, ALBERTO BALSAM and TRESemme lines of hair care products and the ST. IVES SWISS FORMULA line of hair and skin care products. INDOLA professional hair colors, shampoos, conditioners and styling products are marketed throughout Europe and other international markets.

In Latin America, the significant products sold by the company include the ALBERTO VO5, GET SET and ANTIALL lines of hair care products, the ST. IVES SWISS FORMULA line of hair and skin care products, VERITAS soap and deodorant body powder products and FARMACO soap products.

Other major international markets for the company include Australia, Italy and New Zealand.

SPECIALTY DISTRIBUTION - SALLY
------------------------------

Sally Beauty Company operates a network of Sally Beauty Supply cash-and-carry professional beauty supply stores and also sells professional beauty products to hairdressers, beauticians and cosmetologists through its Beauty Systems Group full-service distribution business. Sally Beauty Supply stores provide salon owners, hairdressers and consumers with an extensive selection of hair care and skin care products, cosmetics, styling appliances and other beauty items. Sally's Beauty Systems Group distributes products in exclusive, licensed territories in the Northeast, Midwest, Midsouth, East and Southeast United States and portions of Canada. Beauty Systems Group sells only to the professional market through its stores and approximately 550 professional distributor sales consultants. As of September 30, 2001, Sally Beauty, including its Beauty Systems Group, had 2,428 stores in the United States, Puerto Rico, the United Kingdom, Canada, Japan and Germany.

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

The company allocates a large portion of its revenues to the advertising, promotion and market research of consumer products. Net earnings are materially affected by these expenditures, which are charged to income in the period incurred. Advertising, promotion and market research expenditures were $305.1 million in 2001, $286.4 million in 2000 and $259.7 million in 1999.

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

Sally Beauty Company experiences domestic and international competition from a wide range of retail outlets, including mass merchandisers, drug stores and supermarkets, carrying a full line of health and beauty products. In addition, Sally Beauty competes with local and regional beauty supply stores and full-service dealers selling directly to salons through both professional distributor sales consultants and cash and carry outlets open only to salon professionals. Sally also faces competition from certain manufacturers which use their own sales forces to distribute their professional beauty products directly to salons.

DISTRIBUTION IN THE UNITED STATES
---------------------------------

Retail health and beauty care products and food and household products are sold through the company's sales force and independent brokers calling upon wholesale drug establishments and retail outlets such as supermarkets, drug stores, mass merchandisers and variety stores.

Professional hair care products in the United States (primarily for the ethnic market) are sold by company sales representatives and brokers to beauty supply outlets and to beauty distributors who in turn sell to beauty salons, barber shops and beauty schools.

SALLY BEAUTY COMPANY DISTRIBUTION
---------------------------------

Sally Beauty Company, including its Beauty Systems Group, sells professional beauty supplies through its 2,428 stores located in 47 states, Puerto Rico, the United Kingdom, Canada, Japan and Germany. Sally Beauty Supply stores are self-service, cash-and-carry and are primarily located in strip shopping centers. Sally operates the world's largest chain of professional beauty supply stores and as such is a major customer of some of the company's competitors in the personal care products industry. In addition, Sally's Beauty Systems Group distributes products in exclusive, licensed territories in the Northeast, Midwest, Midsouth, East and Southeast United States and portions of Canada and sells only to the professional market through its stores and approximately 550 professional distributor sales consultants. Sally sells Alberto-Culver North America's professional hair care products, but these products represent only a small portion of Sally's selection of salon brands.

FOREIGN OPERATIONS
------------------

Products of the company are sold in more than 120 countries or geographic regions, primarily through direct sales by subsidiaries, independent distributors and licensees.

The company's foreign operations are subject to risks inherent in transactions involving foreign currencies and political uncertainties.

EMPLOYEES
---------

In its domestic and foreign operations, the company had approximately 16,100 full-time equivalent employees as of September 30, 2001, consisting of approximately 9,600 hourly personnel and 6,500 salaried employees. At September 30, 2000, the company had approximately 15,300 full-time equivalent employees. The increase in employees during fiscal year 2001 is principally due to the expansion of Sally's Beauty Systems Group full-service operations and the growth in the number of Sally Beauty Supply stores.

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
--------------------

The company's properties, plants and equipment are maintained in good condition and are suitable and adequate to support the business. The company's principal properties and their general characteristics are described below:


                                                                                                        Business
Location                                            Type of Facility                                    Segment
--------                                            ----------------                                    -------
Company-Owned Properties:
-------------------------
Melrose Park, Illinois
 .       2525 Armitage Avenue                       Corporate Office, Manufacturing, Warehouse          (1)
 .       2020 and 2040 Indian Boundary Drive        Office, Warehouse                                   (1)
 .       2150 N. 15th Avenue                        Manufacturing, Warehouse                            (1)
 .       2100 N. 15th Avenue                        Warehouse                                           (1)
 .       1930 George Street                         Office, Warehouse                                   (1)
Basingstoke, Hampshire, England                     Office                                              (2)
Buenos Aires, Argentina                             Office, Manufacturing, Warehouse                    (2)
Columbus, Ohio                                      Warehouse                                           (3)
Dallas, Texas                                       Office, Manufacturing, Warehouse                    (1)
Denton, Texas                                       Office, Warehouse                                   (3)
Falun, Sweden                                       Office, Manufacturing, Warehouse                    (2)
Jacksonville, Florida                               Warehouse                                           (3)
Madrid, Spain                                       Office, Manufacturing, Warehouse                    (2)
Naguabo, Puerto Rico                                Manufacturing, Warehouse                            (1) (2)
Naucalpan de Juarez, Mexico                         Office, Manufacturing, Warehouse                    (2)
North Rocks, New South Wales, Australia             Office, Manufacturing, Warehouse                    (2)
Radzymin, Poland                                    Office, Manufacturing, Warehouse                    (2)
Reno, Nevada                                        Warehouse                                           (3)
Swansea, Wales, England                             Office, Manufacturing, Warehouse                    (2)
Toronto, Ontario, Canada                            Office, Manufacturing, Warehouse                    (1)

Leased Properties:
------------------
Albertslund, Denmark                                Office, Warehouse                                   (2)
Atlanta, Georgia                                    Warehouse                                           (1)
Auckland, New Zealand                               Office, Warehouse                                   (2)
Blackburn, Lancashire, England                      Warehouse                                           (3)
Chatsworth, California                              Office, Manufacturing, Warehouse                    (1)
Espoo, Finland                                      Office, Warehouse                                   (2)
Geneva, Switzerland                                 Office                                              (2)
Greenville, Ohio                                    Office, Warehouse                                   (3)
Kitchener, Ontario, Canada                          Office, Warehouse                                   (3)
Laurel, Maryland                                    Office, Warehouse                                   (3)
Macedonia, Ohio                                     Office, Warehouse                                   (3)
Macon, Georgia                                      Office, Warehouse                                   (3)
Mocksville, North Carolina                          Office, Warehouse                                   (3)
Monroe, Connecticut                                 Office, Warehouse                                   (3)
Ontario, California                                 Warehouse                                           (1)
Paducah, Kentucky                                   Office, Warehouse                                   (3)
Rakkestad, Norway                                   Office, Warehouse                                   (2)
Reading, Berkshire, England                         Office                                              (3)
Stockholm, Sweden                                   Office, Manufacturing, Warehouse                    (2)
Surrey, British Columbia, Canada                    Office, Warehouse                                   (3)
Toronto, Ontario, Canada                            Office, Warehouse                                   (3)
Various (2,428 locations in 47 states,
  Puerto Rico, the United Kingdom, Canada,
  Japan and Germany)                                Sally Beauty Company Stores                         (3)

(1)   Alberto-Culver North America
(2)   Alberto-Culver International
(3)   Specialty Distribution - Sally

ITEM 3.  LEGAL PROCEEDINGS
-------------------------

There are no material legal proceedings pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended September 30, 2001.

EXECUTIVE OFFICERS
------------------

The following table sets forth the names and current positions of the registrant's executive officers, including their five-year business history and ages. Executive officers of the company and its subsidiaries are elected annually.

Name                                    Current Position and Five-Year Business History                           Age
----                                    -----------------------------------------------                           ---
Leonard H. Lavin (1)                    Chairman                                                                   82


Howard B. Bernick (1)                   President and Chief Executive Officer                                      49


Bernice E. Lavin (1)                    Vice Chairman, Secretary and Treasurer                                     76

Carol L. Bernick (1)                    Since January, 1999 - Vice Chairman and Assistant Secretary,               49
                                        Alberto-Culver Company, President, Alberto-Culver
                                        North America, a division of the registrant and President,
                                        Alberto-Culver USA, Inc., a subsidiary of registrant;
                                        April, 1998 to January, 1999 - Vice Chairman and Assistant
                                        Secretary, Alberto-Culver Company and President, Alberto-
                                        Culver North America; October, 1994 to April, 1998 -
                                        Executive Vice President and Assistant Secretary,
                                        Alberto-Culver Company and President, Alberto-Culver
                                        USA, Inc.

William J. Cernugel                     Since May, 2000 - Senior Vice President and Chief Financial                59
                                        Officer; previously Senior Vice President, Finance for
                                        more than five years.

John R. Berschied, Jr.                  Since May, 2000 - Group Vice President, Worldwide Research                 58
                                        and Development; January, 2000 to May, 2000 - Director
                                        Technology and Innovation Management, Arthur D. Little,
                                        Inc.; February, 1993 - December, 1999 - Senior Vice
                                        President, Global Research, Development and Engineering,
                                        S.C. Johnson and Son, Inc.

Michael H. Renzulli                     President, Sally Beauty Company, Inc., a subsidiary of                     61
                                        registrant.

Name                                    Current Position and Five-Year Business History                  Age
----                                    -----------------------------------------------                  ---
Gary P. Schmidt                         Since June, 1997 - Vice President, General Counsel and            50
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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

Information required for this Item is incorporated herein by reference to the section entitled "Market Price of Common Stock and Cash Dividends Per Share" and
note 4 of "Notes to Consolidated Financial Statements" in the registrant's annual report to stockholders for the year ended September 30, 2001.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

Information required for this Item is incorporated herein by reference to the section entitled "Selected Financial Data" in the registrant's annual report to stockholders for the year ended September 30, 2001.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Information required for this Item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the registrant's annual report to stockholders for the year ended September 30, 2001.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

Information required for this Item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the registrant's annual report to stockholders for the year ended September 30, 2001.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

Information required for this Item is incorporated herein by reference to the consolidated financial statements and notes and "Independent Auditors' Report" of KPMG LLP in the registrant's annual report to stockholders for the year ended September 30, 2001.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Information required for this Item regarding the directors of the company and regarding delinquent filers pursuant to Item 405 of Regulation S-K is incorporated herein by reference to the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", respectively, in the registrant's proxy statement for its annual meeting of stockholders on January 24, 2002. Information concerning Executive Officers of the registrant is included in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

Information required for this Item is incorporated herein by reference to the section entitled "Executive Compensation" in the registrant's proxy statement for its annual meeting of stockholders on January 24, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

Information required for this Item is incorporated herein by reference to the sections entitled "Share Ownership of Directors and Executive Officers" and "Principal Stockholders" in the registrant's proxy statement for its annual meeting of stockholders on January 24, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

Information required for this Item is incorporated herein by reference to the section entitled "Certain Business Relationships" in the registrant's proxy statement for its annual meeting of stockholders on January 24, 2002.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

      (a)     Documents filed as part of this report:

              1.     Financial statements:

                     The consolidated financial statements and notes to be included in Part II, Item 8 are incorporated by reference to the registrant's annual report to stockholders for the year ended September 30, 2001, which is filed as an exhibit to this report.

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

                     10 (a) Copy of Alberto-Culver Company Management Incentive Plan, as amended* (filed as Exhibit 10(a) and incorporated herein by reference from the company's Form 10-Q Quarterly Report for the quarter ended March 31, 2001).

                     10 (b) Copy of Alberto-Culver Company Employee Stock Option Plan of 1988, as amended.*

                     10 (c) Copy of Alberto-Culver Company 1994 Shareholder Value Incentive Plan, as amended* (filed as
                                Exhibit 10(c) and incorporated herein by reference from the company's proxy statement for its annual meeting of stockholders on January 24, 2002).

                     10 (d) Copy of Alberto-Culver Company 1994 Restricted Stock Plan, as amended.*

                     10 (e) Copy of Alberto-Culver Company 1994 Stock Option Plan for Non-Employee Directors, as amended* (filed as Exhibit 10(e) and incorporated herein by reference from the company's proxy statement for its annual meeting of stockholders on January 24, 2002).

                     10 (f) Copy of Split Dollar Life Insurance Agreement dated September 30, 1993 between Alberto-Culver Company and the trustee of the Lavin Survivorship Insurance Trust * (filed as Exhibit 10(e) and incorporated herein by reference from the company's Form 10-K Annual Report for the year ended September 30, 1993).

                     10 (g) Form of Severance Agreement between Alberto-Culver Company and named executive officers * (filed as Exhibit 10(f) and incorporated herein by reference from the company's Form 10-Q Quarterly Report for the quarter ended December 31, 1996).

                     10 (h) Copy of Multicurrency Credit Agreement dated as of September 11, 1997 among Alberto-Culver Company, Bank of America National Trust and Savings Association as U.S. agent and the other financial institutions being parties thereto (filed as Exhibit 10(h) and incorporated herein by reference from the company's Form 10-K Annual Report for the year ended September 30,
                                1997).

                     Exhibit
                     Number                      Description
                     ------                      -----------

                     10 (i) Copy of Supplement for Commitment Increase among Alberto-Culver Company, Bank of America N.A. and LaSalle Bank National Association, dated June 30, 2000, to the Multicurrency Credit Agreement dated as of September 11, 1997, filed as Exhibit 10 (i) and incorporated herein by reference from the company's Form 10-K Annual Report for the year ended September 30, 2000).

                     10 (j) Copy of Supplement for Commitment Increase among Alberto-Culver Company, Bank of America N.A. and ABN AMRO Bank N.V., dated June 30, 2000, to the Multicurrency Credit Agreement dated as of September 11, 1997, filed as
                                 Exhibit 10 (j) and incorporated herein by reference from the company's Form 10-K Annual Report for the year ended September 30, 2000.

                     10 (k) Copy of the Alberto-Culver Company Executive Deferred Compensation Plan, as amended* (filed as Exhibit 10(i) and incorporated herein by reference from the company's Form 10-Q Quarterly Report for the quarter ended December 31, 1999).

                     10 (l) Form of Amendment of Severance Agreement between Alberto-Culver Company and named executive officers* (filed as Exhibit 10(j) and incorporated herein by reference from the Company's Form 10-K Annual Report for the year ended September 30, 1999).

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

                     10 (n) Copy of the Alberto-Culver Company Deferred Compensation Plan for Non-Employee Directors.*

                     13 Portions of annual report to stockholders for the year ended September 30, 2001 incorporated herein by reference.

                     21          Subsidiaries of the Registrant

                     23          Consent of KPMG LLP

                           * This exhibit is a management contract or
compensatory plan or arrangement of the registrant.

(b)      Reports on Form 8-K:

         No report on Form 8-K was filed by the registrant during the quarter ended September 30, 2001.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of December, 2001.

                                     ALBERTO-CULVER COMPANY

                                     By /s/  Howard B. Bernick
                                       ------------------------------------
                                       Howard B. Bernick
                                       President and Chief Executive Officer

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

           Signature                                 Title                                        Date
           ---------                                 -----                                        ----
/s/ Leonard H. Lavin                      Chairman of the Board                           December 14, 2001
-----------------------------------
Leonard H. Lavin                          and Director

/s/ Howard B. Bernick                     President, Chief Executive                      December 14, 2001
-----------------------------------
Howard B. Bernick                         Officer and Director (Principal
                                          Executive Officer)

/s/ Bernice E. Lavin                      Vice Chairman, Secretary,                       December 14, 2001
-----------------------------------
Bernice E. Lavin                          Treasurer and Director

/s/ Carol L. Bernick                      Vice Chairman, President, Alberto-              December 14, 2001
-----------------------------------
Carol L. Bernick                          Culver North America, Assistant
                                          Secretary and Director

/s/ William J. Cernugel                   Senior Vice President and Chief                 December 14, 2001
-----------------------------------
William J. Cernugel                       Financial Officer (Principal Financial
                                          & Accounting Officer)

/s/ A. Robert Abboud                      Director                                        December 14, 2001
-----------------------------------
A. Robert Abboud

/s/ A.G. Atwater, Jr.                     Director                                        December 14, 2001
-----------------------------------
A. G. Atwater, Jr.

/s/ Allan B. Muchin                       Director                                        December 14, 2001
-----------------------------------
Allan B. Muchin

/s/ Robert H. Rock                        Director                                        December 14, 2001
-----------------------------------
Robert H. Rock

/s/ Sam J. Susser                         Director                                        December 14, 2001
-----------------------------------
Sam J. Susser

/s/ Dr. Harold M. Visotsky                Director                                        December 14, 2001
-----------------------------------
Dr. Harold M. Visotsky

/s/ William W. Wirtz                      Director                                        December 14, 2001
-----------------------------------
William W. Wirtz

                          Independent Auditors' Report
                          ----------------------------

        The Board of Directors and Stockholders
        Alberto-Culver Company:

        On October 23, 2001, we reported on the consolidated balance sheets of Alberto-Culver Company and Subsidiaries as of September 30, 2001 and 2000 and the related consolidated statements of earnings, cash flows and stockholders' equity for each of the years in the three-year period ended September 30, 2001, as contained in the 2001 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for fiscal year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 14(a)2 of the annual report on Form 10-K. That financial statement schedule is the responsibility of the company's management. Our responsibility is to express an opinion on that financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                                /s/ KPMG LLP

                                                                KPMG LLP

        Chicago, Illinois
        October 23, 2001

                                                                     Schedule II
                                                                     -----------

                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                        Valuation and Qualifying Accounts
                                 (In thousands)

                                                                  Year Ended September 30,
                                                       -------------------------------------------
                                                        2001               2000             1999
                                                       -----              -----             ----
Allowance for doubtful accounts:

   Balance at beginning of period                     $10,135               8,441          10,868

   Additions (deductions):

      Charged to costs and expenses                     7,331               4,910           3,166

      Uncollectible accounts written off,
        net of recoveries                              (6,327)             (4,112)         (5,585)

      Allowance for doubtful accounts
        of acquired companies                               2               1,207             104

   Other                                                  246                (311)           (112)
                                                      -------           ---------       ---------

   Balance at end of period                           $11,387              10,135           8,441
                                                      =======           =========       =========