Form 10-Q
period 2001-12-31
ALBERTO CULVER CO
filed 2002-02-08
CIK 3327

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

                                December 31, 2001

                                      -OR-

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File No. 1-5050


                             ALBERTO-CULVER COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                 Delaware                                     36-2257936
     --------------------------------                    -------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                      Identification No.)


                           2525 Armitage Avenue
                          Melrose Park, Illinois          60160
              ----------------------------------------- ---------
               (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code:   (708) 450-3000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO___
                                       ---

At December 31, 2001, the company had 25,267,424 shares of Class A common stock and 32,331,640 shares of Class B common stock outstanding.

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                       Consolidated Statements of Earnings
                  Three Months Ended December 31, 2001 and 2000
                      (in thousands, except per share data)



                                                               (Unaudited)
                                                            -------------------
                                                              2001       2000
                                                            --------   --------

Net sales (Note 7)                                          $614,260    563,867

Cost of products sold (Note 7)                               313,588    294,257
                                                            --------   --------

    Gross profit                                             300,672    269,610

Advertising, promotion, selling and administrative (Note 7)  250,276    228,595
                                                            --------   --------

    Operating earnings                                        50,396     41,015

Interest expense, net of interest income of $1,198
    in 2001 and $1,202 in 2000                                 5,329      5,752
                                                            --------   --------

    Earnings before provision for income taxes                45,067     35,263

Provision for income taxes                                    15,773     11,637
                                                            --------   --------

    Net earnings (Note 6)                                   $ 29,294     23,626
                                                            ========   ========



Net earnings per share (Note 6)

     Basic                                                  $   0.52       0.42
                                                            ========   ========
     Diluted                                                $   0.50       0.41
                                                            ========   ========

Cash dividends paid per share                               $  .0825       .075
                                                            ========   ========


See Notes to Consolidated Financial Statements.

                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                           Consolidated Balance Sheets
                    December 31, 2001 and September 30, 2001
                    (dollars in thousands, except share data)

                                                                                  (Unaudited)
                                                                                   December 31,       September 30,
ASSETS                                                                               2001                 2001
------                                                                         -----------------   -----------------
Current assets:
   Cash and cash equivalents                                                      $    91,449              201,970
   Short-term investments                                                               1,017                  869
   Receivables, less allowance for doubtful
      accounts ($12,366 at 12/31/01 and $11,387 at 9/30/01)                           170,093              169,657
   Inventories:
      Raw materials                                                                    40,898               41,521
      Work-in-process                                                                   4,764                4,782
      Finished goods                                                                  459,906              432,008
                                                                                 ------------          -----------
         Total inventories                                                            505,568              478,311
   Other current assets                                                                26,891               26,142
                                                                                 ------------          -----------
         Total current assets                                                         795,018              876,949
                                                                                 ------------          -----------
Property, plant and equipment at cost, less accumulated
   depreciation ($246,596 at 12/31/01 and $236,035 at 9/30/01)                        244,603              235,822
Goodwill, net                                                                         332,464              264,339
Trade names, net                                                                       76,393               79,532
Other assets                                                                           59,476               59,859
                                                                                 ------------          -----------
   Total assets                                                                   $ 1,507,954            1,516,501
                                                                                 ============          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Short-term borrowings and current maturities of long-term debt                 $     2,786                2,886
   Accounts payable                                                                   206,812              191,410
   Accrued expenses                                                                   137,697              165,525
   Income taxes                                                                        21,141               30,482
                                                                                 ------------          -----------
      Total current liabilities                                                       368,436              390,303
                                                                                 ------------          -----------

Long-term debt                                                                        321,123              321,183
Deferred income taxes                                                                  39,203               39,086
Other liabilities                                                                      29,387               29,920

Stockholders' equity:
   Common stock, par value $.22 per share:
      Class A authorized 75,000,000 shares; issued 30,612,798 shares                    6,735                6,735
      Class B authorized 75,000,000 shares; issued 37,710,655 shares                    8,296                8,296
   Additional paid-in capital                                                         195,723              190,368
   Retained earnings                                                                  804,369              779,792
   Deferred compensation                                                               (7,127)              (4,826)
   Accumulated other comprehensive income -
        foreign currency translation                                                  (77,725)             (61,284)
                                                                                 ------------          -----------
                                                                                      930,271              919,081
   Less treasury stock at cost (Class A common shares: 5,345,374 at 12/31/01 and
      6,741,946 at 9/30/01; Class B common shares:
      5,379,015 at 12/31/01 and 4,753,184 at 9/30/01)                                (180,466)            (183,072)
                                                                                 ------------          -----------
         Total stockholders' equity                                                   749,805              736,009
                                                                                 ------------          -----------
         Total liabilities and stockholders' equity                               $ 1,507,954            1,516,501
                                                                                 ============          ===========

See Notes to Consolidated Financial Statements.

                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  Three Months Ended December 31, 2001 and 2000
                          (dollar amounts in thousands)


                                                                                       (Unaudited)
                                                                                -------------------------
                                                                                 2001               2000
                                                                                ------             ------
Cash Flows from Operating Activities:
------------------------------------

Net earnings                                                                   $  29,294            23,626
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Depreciation                                                                 10,213             9,490
     Amortization of goodwill, trade names and other assets                          994             3,374
     Cash effects of changes in (exclusive of acquisitions):
       Receivables, net                                                            3,549           (10,559)
       Inventories, net                                                          (14,810)          (29,587)
       Other current assets                                                         (498)              378
       Accounts payable and accrued expenses                                     (16,915)           15,346
       Income taxes                                                               (3,232)            5,316
       Other assets                                                                  242              (482)
       Other liabilities                                                            (921)            2,673
                                                                               ---------          --------
     Net cash provided by operating activities                                     7,916            19,575
                                                                               ---------          --------

Cash Flows from Investing Activities:
------------------------------------

Short-term investments                                                              (141)             (215)
Capital expenditures                                                             (15,864)           (5,303)
Payments for purchased businesses, net of acquired companies' cash               (95,596)          (11,137)
Other, net                                                                           134            (1,042)
                                                                               ---------          --------
   Net cash used by investing activities                                        (111,467)          (17,697)
                                                                               ---------          --------

Cash Flows from Financing Activities:
------------------------------------

Short-term borrowings, net                                                          (201)              177
Proceeds from long-term debt                                                          --                23
Repayments of long-term debt                                                         (97)           (8,585)
Cash dividends paid                                                               (4,717)           (4,198)
Cash proceeds from exercise of stock options                                      25,870             6,679
Stock purchased for treasury                                                     (27,999)             (841)
                                                                               ---------          --------
   Net cash used by financing activities                                          (7,144)           (6,745)
                                                                               ---------          --------

Effect of foreign exchange rate changes on cash                                      174               781
                                                                               ---------          --------
Net decrease in cash and cash equivalents                                       (110,521)           (4,086)
Cash and cash equivalents at beginning of period                                 201,970           114,637
                                                                               ---------          --------

Cash and cash equivalents at end of period                                     $  91,449           110,551
                                                                               =========          ========

See Notes to Consolidated Financial Statements.

                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)  BASIS OF PRESENTATION

The consolidated financial statements contained in this report have not been audited by independent public accountants, except for balance sheet information presented at September 30, 2001. However, in the opinion of the company, the consolidated financial statements reflect all adjustments, which include only normal adjustments, necessary to present fairly the data contained therein. The results of operations for the periods covered are not necessarily indicative of results for a full year. Certain amounts for the prior year have been reclassified to conform to the current year's presentation.

(2)  STOCKHOLDERS' EQUITY

On January 24, 2002, the company announced an increase in the cash dividend on Class A and Class B common stock, raising the quarterly dividend 9.1% to 9 cents per share or 36 cents annually. The cash dividend is payable February 20, 2002 to stockholders of record on February 5, 2002.

In fiscal year 1998, the Board of Directors authorized the company to purchase up to 6.0 million shares of its Class A common stock. This authorization was increased to 9.0 million shares in fiscal year 1999. As of December 31, 2001, the company had purchased 7,290,400 Class A common shares under this program at a total cost of $162.9 million. No Class A shares have been purchased under this program since October, 1999.

During the three months ended December 31, 2001, the company acquired $28.0 million of Class A and Class B common shares surrendered by employees in connection with the exercises of stock options and the payment of withholding taxes as provided under the terms of certain incentive plans. Shares acquired under these plans are not subject to the above-mentioned stock repurchase program.

(3)  WEIGHTED AVERAGE SHARES OUTSTANDING

The following table provides information about basic and diluted weighted average shares outstanding (in thousands):

                                                  Three Months
                                                Ended December 31
                                                -----------------
                                                2001         2000
                                                ----         ----
         Basic weighted average shares
           outstanding                         56,851       56,197
         Effect of dilutive securities:
           Assumed exercise of
             stock options                      1,247        1,131
           Assumed vesting of
             restricted stock                     412           --
                                               ------       ------
         Diluted weighted average shares
           outstanding                         58,510       57,328
                                               ======       ======

Stock options for 5,000 shares were excluded from the computation of diluted earnings per share for the three months ended December 31, 2000, as the options' exercise prices were greater than the average market price and, therefore, were anti-dilutive. No stock options were anti-dilutive for the three months ended December 31, 2001.

                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

(4)  COMPREHENSIVE INCOME

Comprehensive income consists of net earnings and foreign currency translation adjustments as follows (in thousands):

                                                   Three Months
                                                Ended December 31
                                                -----------------
                                                2001          2000
                                                ----          ----

           Net earnings                       $ 29,294       23,626
           Other comprehensive income
             adjustments-foreign currency
              translation                      (16,441)       3,060
                                              --------       ------
           Comprehensive income               $ 12,853       26,686
                                              ========       ======



(5)  BUSINESS SEGMENT INFORMATION

Segment data for the three months ended December 31, 2001 and 2000 is as follows (in thousands):

                                                               Three Months
                                                             Ended December 31
                                                             -----------------
                                                            2001           2000
                                                            ----           ----
        Net sales:
        ---------
        Consumer products:
          Alberto-Culver North America                   $147,105        131,330
          Alberto-Culver International                     92,932         93,361
                                                         --------        -------
             Total consumer products                      240,037        224,691
        Specialty distribution - Sally                    380,506        346,581
        Eliminations                                       (6,283)        (7,405)
                                                         --------        -------
                                                         $614,260        563,867
                                                         ========        =======

        Earnings before provision for income taxes:
        -------------------------------------------
        Consumer products:
          Alberto-Culver North America                   $ 15,698         13,160
          Alberto-Culver International                        937            719
                                                         --------        -------
             Total consumer products                       16,635         13,879
        Specialty distribution - Sally                     38,482         34,522
                                                         --------        -------
          Segment operating profit                         55,117         48,401
        Unallocated expenses, net                          (4,721)        (7,386)
        Interest expense, net of interest income           (5,329)        (5,752)
                                                         --------        -------
                                                         $ 45,067         35,263
                                                         ========        =======

                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

(6)  GOODWILL AND TRADE NAMES

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, requires companies to discontinue the amortization of goodwill and certain other intangible assets and requires an impairment test of existing goodwill and certain other intangible assets based on a fair value method. The company adopted SFAS No. 141 in the fourth quarter of fiscal year 2001. The company also adopted SFAS No. 142 in the fourth quarter of fiscal year 2001 for new acquisitions and in the first quarter of fiscal year 2002 for previously acquired intangibles. In accordance with SFAS No. 142, the company determined that its trade names have indefinite lives and, therefore, the amortization of trade names was discontinued effective October 1, 2001. Based on the results of the company's transitional impairment testing, no impairment of indefinite-lived trade names existed at October 1, 2001. In addition, as required by SFAS No. 142, the company ceased the amortization of goodwill effective October 1, 2001. The company's initial impairment testing of goodwill is required to be completed by the end of the second quarter of fiscal year 2002.

In accordance with SFAS No. 142, fiscal year 2001 results in the consolidated statement of earnings have not been restated for the effects of ceasing goodwill and trade name amortization. Had goodwill and trade name amortization been discontinued effective October 1, 2000, net earnings and earnings per share for the three months ended December 31, 2001 and 2000 would have been as follows (in thousands, except per share data):


                                                                   Three Months
                                                                Ended December 31
                                                                -----------------
                                                                2001         2000
                                                                ----         ----
        Reported net earnings                                $  29,294        23,626
        Amortization of goodwill and
             trade names, net of income taxes                       --         2,011
                                                             ---------        ------
        Pro forma net earnings                               $  29,294        25,637
                                                             =========        ======

        Reported basic earnings per share                    $    0.52          0.42
        Amortization of goodwill and
             trade names, net of income taxes                       --          0.04
                                                             ---------        ------
        Pro forma basic net earnings per share               $    0.52          0.46
                                                             =========        ======

        Reported diluted earnings per share                  $    0.50          0.41
        Amortization of goodwill and
             trade names, net of income taxes                       --          0.04
                                                             ---------        ------
        Pro forma diluted net earnings per share             $    0.50          0.45
                                                             =========        ======

The change in the carrying amount of goodwill by operating segment for the three months ended December 31, 2001 is as follows (in thousands):


                                                                                          Specialty
                                                             Consumer Products          Distribution-
                                                   ----------------------------------
                                                   North America      International        Sally         Total
                                                   -------------      -------------        -----         -----
        Balance as of September 30, 2001              $  69,379           79,648         115,312       264,339
        Additions                                           236               --          76,197        76,433
        Foreign currency translation effect                  --           (8,219)            (89)       (8,308)
                                                      ---------           ------         -------       -------

        Balance as of December 31, 2001               $  69,615           71,429         191,420       332,464
                                                      =========           ======         =======       =======

                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

(6)  GOODWILL AND TRADE NAMES (Continued)

Indefinite-lived trade names by operating segment at December 31, 2001 and September 30, 2001 were as follows (in thousands):


                                            December 31,     September 30,
                                                2001             2001
                                                ----             ----
     Trade names, net:
     -----------------
     Consumer products:
       Alberto-Culver North America         $  45,414           45,414
       Alberto-Culver International            30,756           33,857
                                            ---------           ------
          Total consumer products              76,170           79,271
     Specialty distribution - Sally               223              261
                                            ---------           ------
                                            $  76,393           79,532
                                            =========           ======


(7)  NEW ACCOUNTING PRONOUNCEMENTS

In May 2000, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF Issue No. 00-14 addresses the recognition, measurement and income statement classification for various types of sales incentives including coupons, rebates and free products. In April 2001, the EITF reached a consensus on Issue No. 00-25," Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF Issue No. 00-25 addresses the income statement classification for various types of consideration paid by a vendor to a retailer. The company adopted the provisions of EITF Issue Nos. 00-14 and 00-25 in the first quarter of fiscal year 2002. In connection with the adoption of EITF Issue Nos. 00-14 and 00-25, the company reclassified certain amounts for the first quarter of fiscal year 2001 to conform to the current year presentation resulting in a $29.7 million reduction in net sales, a $2.1 million increase in cost of products sold and a $31.8 million decrease in promotion expense. Consolidated net earnings were not affected by these reclassifications.

                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
--------------------------------------------------------------------------
FINANCIAL CONDITION
-------------------

RESULTS OF OPERATIONS
---------------------

First Quarter Ended December 31, 2001 versus First Quarter Ended December 31,
----------------------------------------------------------------------------
2000
----

The company achieved record first quarter net sales of $614.3 million in fiscal year 2002, up $50.4 million or 8.9% over the comparable period of the prior year.

Net earnings were $29.3 million for the three months ended December 31, 2001 or 24.0% higher than the prior year's first quarter net earnings of $23.6 million. Basic earnings per share of 52 cents in the first quarter of fiscal year 2002 were 10 cents or 23.8% higher than the same period of fiscal year 2001. Diluted earnings per share for the current quarter increased 22.0% to 50 cents from 41 cents in the same period of the prior year.

As discussed under "New Accounting Pronouncements," the company discontinued the amortization of goodwill and trade names in fiscal year 2002. Had last year's results been restated to eliminate goodwill and trade name amortization, net earnings for the three months ended December 31, 2001 would have increased $3.7 million or 14.3% versus the prior year with basic earnings per share increasing 6 cents or 13.0% and diluted earnings per share increasing 5 cents or 11.1%.

Compared to the same period of the prior year, sales of Alberto-Culver North America ("North America") consumer products increased 12.0% in the first quarter of fiscal year 2002. The increase was primarily due to the introduction of TRESemme Hydrology and higher sales for St. Ives Swiss Formula body washes and the TCB and Motions ethnic hair care lines along with increased sales for custom label filling operations.

Sales of Alberto-Culver International consumer products ("International") decreased 0.5% in the first quarter of fiscal 2002 compared to last year. Fiscal year 2002 results were negatively impacted by the effect of foreign exchange rates. Had foreign exchange rates this year been the same as the first quarter of fiscal 2001, International sales would have increased 1.0%.

The "Specialty distribution - Sally" business segment achieved a sales increase of 9.8% for the first quarter of fiscal year 2002. The increase was mainly attributable to the expansion of Sally's full-service operations, higher sales for established Sally Beauty Company outlets and the addition of stores during the year. At December 31, 2001, Sally Beauty Company had 2,475 company-owned stores offering a full range of professional beauty supplies.

Cost of products sold as a percentage of net sales was 51.1% for the first quarter of fiscal year 2002 compared to 52.2% for the first quarter of the prior year. The lower cost of products sold percentage in the first quarter of fiscal year 2002 was primarily due to increased sales of higher margin products and lower manufacturing costs.

Compared to the prior year, advertising, promotion, selling and administrative expenses in fiscal year 2002 increased $21.7 million or 9.5% for the first quarter. The increase primarily resulted from the higher selling and administrative costs associated with the growth of the Sally Beauty Company business and higher expenditures for advertising, promotion and market research.

Advertising, promotion and market research expense was $46.1 million and $41.3 million in fiscal years 2002 and 2001, respectively. The increase primarily resulted from higher advertising expenditures for North America related mainly to TRESemme Hydrology, St. Ives Swiss Formula facial and lotion products and Alberto VO5.

Net interest expense in fiscal year 2002 decreased $423,000 for the first quarter compared to the same period of the prior year. The decrease was primarily attributable to the payoff of borrowings under the company's Swedish Krona revolving credit facility.

The provision for income taxes as a percentage of earnings before income taxes was 35.0% for the first quarter of fiscal year 2002 compared to 33.0% for the first quarter of the prior year. The higher 2002 tax rate is mainly due to the mix of foreign taxable earnings.

                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

FINANCIAL CONDITION
-------------------

December 31, 2001 versus September 30, 2001
-------------------------------------------

Working capital at December 31, 2001 was $426.6 million, a decrease of $60.0 million from $486.6 million at September 30, 2001. The resulting ratio of current assets to current liabilities was 2.16 to 1.00 at December 31, 2001 compared to 2.25 to 1.00 at September 30, 2001. The decrease in working capital and the ratio of current assets to current liabilities was primarily due to the acquisition of full-service beauty supply distributors by Sally Beauty Company during the first quarter of fiscal year 2002, primarily Armstrong-McCall.

Cash and cash equivalents decreased $110.5 million during the first quarter of fiscal year 2002 primarily due to the acquisition of full-service beauty supply distributors by Sally Beauty Company and capital expenditures.

Inventories increased $27.3 million to $505.6 million during the first quarter of fiscal year 2002 mainly due to the acquisition of full-service beauty supply distributors and the growth of Sally Beauty Company.

Net goodwill increased $68.1 million during the first three months of fiscal year 2002 mainly due to goodwill from acquisitions during the quarter, partially offset by the effects of foreign exchange rates.

Accounts payable increased $15.4 million to $206.8 million during the first three months of fiscal year 2002 mainly due to the timing of inventory purchases and vendor payments.

Accrued expenses decreased $27.8 million during the first quarter of fiscal year 2002 primarily due to payments under various incentive plans and semi-annual interest payments on the company's $320 million of public debt securities.

Accumulated other comprehensive income - foreign currency translation increased $16.4 million primarily due to the effect of the devaluation of the Argentine Peso. The balance sheet for the company's Argentine operations was translated into U.S. dollars using an exchange rate of 1.65 Argentine Pesos to the dollar as of December 31, 2001 versus 1.00 Argentine Pesos to the dollar as of September 30, 2001.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, requires companies to discontinue the amortization of goodwill and certain other intangible assets and requires an impairment test of existing goodwill and certain other intangible assets based on a fair value method. The company adopted SFAS No. 141 in the fourth quarter of fiscal year 2001. The company also adopted SFAS No. 142 in the fourth quarter of fiscal year 2001 for new acquisitions and in the first quarter of fiscal year 2002 for previously acquired intangibles. In accordance with SFAS No. 142, the company determined that its trade names have indefinite lives and, therefore, the amortization of trade names was discontinued effective October 1, 2001. Based on the results of the company's transitional impairment testing, no impairment of indefinite-lived trade names existed at October 1, 2001. In addition, as required by SFAS No. 142, the company ceased the amortization of goodwill effective October 1, 2001. The company's initial impairment testing of goodwill is required to be completed by the end of the second quarter of fiscal year 2002.

                                                                     (Continued)

                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

-------------------------------------------

In accordance with SFAS No. 142, fiscal year 2001 results in the consolidated statement of earnings have not been restated for the effects of ceasing goodwill and trade name amortization. Had goodwill and trade name amortization been discontinued effective October 1, 2000, net earnings and earnings per share for the three months ended December 31, 2001 and 2000 would have been as follows (in thousands, except per share data):

                                                               Three Months
                                                             Ended December 31
                                                             -----------------
                                                            2001           2000
                                                            ----           ----

        Reported net earnings                             $29,294         23,626
        Amortization of goodwill and
             trade names, net of income taxes                 --           2,011
                                                          -------         ------
        Pro forma net earnings                            $29,294         25,637
                                                          =======         ======

        Reported basic earnings per share                 $  0.52           0.42
        Amortization of goodwill and
             trade names, net of income taxes                 --            0.04
                                                          -------         ------
        Pro forma basic net earnings per share            $  0.52           0.46
                                                          =======         ======

        Reported diluted earnings per share               $  0.50           0.41
        Amortization of goodwill and
             trade names, net of income taxes                 --            0.04
                                                          -------        -------
        Pro forma diluted net earnings per share          $  0.50           0.45
                                                          =======        =======


In May 2000, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF Issue No. 00-14 addresses the recognition, measurement and income statement classification for various types of sales incentives including coupons, rebates and free products. In April 2001, the EITF reached a consensus on Issue No. 00-25," Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF Issue No. 00-25 addresses the income statement classification for various types of consideration paid by a vendor to a retailer. The company adopted the provisions of EITF Issue Nos. 00-14 and 00-25 in the first quarter of fiscal year 2002. In connection with the adoption of EITF Issue Nos. 00-14 and 00-25, the company reclassified certain amounts for the first quarter of fiscal year 2001 to conform to the current year presentation resulting in a $29.7 million reduction in net sales, a $2.1 million increase in cost of products sold and a $31.8 million decrease in promotion expense. Consolidated net earnings were not affected by these reclassifications.

In August, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including the presentation of discontinued operations in the statement of earnings. The company is required to adopt the provisions of SFAS No. 144 no later than the first quarter of fiscal year 2003 and does not expect its implementation to have a material effect on the consolidated financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

There have been no material changes in the company's market risk during the three months ended December 31, 2001.


                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits:

     None

(b)  Reports on Form 8-K:

     No report on Form 8-K was filed by the registrant during the quarter ended December 31, 2001.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                            ALBERTO-CULVER COMPANY
                            (Registrant)




                            By: /s/ William J. Cernugel
                               ----------------------------------------------
                               William J. Cernugel
                               Senior Vice President and Chief Financial Officer (Principal Financial Officer)



February 7, 2002