Form 10-Q
period 2002-03-31
ALBERTO CULVER CO
filed 2002-05-10
CIK 3327

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

                                 March 31, 2002

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


At March 31, 2002, the company had 25,449,267 shares of Class A common stock and 32,331,640 shares of Class B common stock outstanding.

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS

                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                       Consolidated Statements of Earnings
                   Three Months Ended March 31, 2002 and 2001
                      (in thousands, except per share data)


                                                                                     (Unaudited)
                                                                           -------------------------------
                                                                              2002                  2001
                                                                           ---------              --------
Net sales (Note 7)                                                          $657,762               592,942
Cost of products sold (Note 7)                                               339,924               302,961
                                                                            --------               -------
    Gross profit                                                             317,838               289,981
Advertising, marketing, selling and administrative (Note 7)                  261,452               244,546
                                                                            --------               -------
    Operating earnings                                                        56,386                45,435
Interest expense, net of interest income of $671
    in 2002 and $1,307 in 2001                                                 6,155                 5,670
                                                                            --------               -------
    Earnings before provision for income taxes                                50,231                39,765
Provision for income taxes                                                    17,581                13,873
                                                                            --------               -------
    Net earnings (Note 6)                                                   $ 32,650                25,892
                                                                            ========               =======
Net earnings per share (Note 6)
     Basic                                                                  $   0.57                  0.46
                                                                            ========               =======
     Diluted                                                                $   0.55                  0.45
                                                                            ========               =======
Cash dividends paid per share                                               $   0.09                0.0825
                                                                            ========               =======


See Notes to Consolidated Financial Statements.

                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                       Consolidated Statements of Earnings
                    Six Months Ended March 31, 2002 and 2001
                      (in thousands, except per share data)


                                                                                         (Unaudited)
                                                                              --------------------------------
                                                                                 2002                   2001
                                                                              ----------             ---------
Net sales (Note 7)                                                            $1,272,022             1,156,809
Cost of products sold (Note 7)                                                   653,512               597,218
                                                                              ----------             ---------
    Gross profit                                                                 618,510               559,591
Advertising, marketing, selling and administrative (Note 7)                      511,728               473,141
                                                                              ----------             ---------
    Operating earnings                                                           106,782                86,450
Interest expense, net of interest income of $1,869
    in 2002 and $2,509 in 2001                                                    11,484                11,422
                                                                              ----------             ---------
    Earnings before provision for income taxes                                    95,298                75,028
Provision for income taxes                                                        33,354                25,510
                                                                              ----------             ---------
    Net earnings (Note 6)                                                     $   61,944                49,518
                                                                              ==========             =========
Net earnings per share (Note 6)
     Basic                                                                    $     1.09                  0.88
                                                                              ==========             =========
     Diluted                                                                  $     1.05                  0.86
                                                                              ==========             =========
Cash dividends paid per share                                                 $    .1725                 .1575
                                                                              ==========             =========


See Notes to Consolidated Financial Statements.

                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                           Consolidated Balance Sheets
                      March 31, 2002 and September 30, 2001
                    (dollars in thousands, except share data)

                                                                                        (Unaudited)
                                                                                         March 31,         September 30,
ASSETS                                                                                     2002                 2001
------                                                                                  -----------        -------------
Current assets:
    Cash and cash equivalents                                                           $  100,155             201,970
    Short-term investments                                                                     414                 869
    Receivables, less allowance for doubtful
      accounts ($14,023 at 3/31/02 and $11,387 at 9/30/01)                                 208,733             169,657
    Inventories:
        Raw materials                                                                       38,173              41,521
        Work-in-process                                                                      3,932               4,782
        Finished goods                                                                     466,822             432,008
                                                                                        ----------           ---------
            Total inventories                                                              508,927             478,311
    Other current assets                                                                    23,844              26,142
                                                                                        ----------           ---------
        Total current assets                                                               842,073             876,949
                                                                                        ----------           ---------
Property, plant and equipment at cost, less accumulated
  depreciation ($253,199 at 3/31/02 and $236,035 at 9/30/01)                               247,081             235,822
Goodwill, net                                                                              334,257             264,339
Trade names, net                                                                            74,368              79,532
Other assets                                                                                63,896              59,859
                                                                                        ----------           ---------
    Total assets                                                                        $1,561,675           1,516,501
                                                                                        ==========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Short-term borrowings and current maturities of long-term debt                      $    3,268               2,886
    Accounts payable                                                                       210,072             191,410
    Accrued expenses                                                                       169,510             165,525
    Income taxes                                                                            16,141              30,482
                                                                                        ----------           ---------
        Total current liabilities                                                          398,991             390,303
                                                                                        ----------           ---------

Long-term debt                                                                             321,122             321,183
Deferred income taxes                                                                       37,841              39,086
Other liabilities                                                                           31,400              29,920

Stockholders' equity:
    Common stock, par value $.22 per share:
        Class A authorized 75,000,000 shares; issued 30,612,798 shares                       6,735               6,735
        Class B authorized 75,000,000 shares; issued 37,710,655 shares                       8,296               8,296
    Additional paid-in capital                                                             195,644             190,368
    Retained earnings                                                                      831,824             779,792
    Deferred compensation                                                                   (6,705)             (4,826)
    Accumulated other comprehensive income -
      foreign currency translation                                                         (86,944)            (61,284)
                                                                                        ----------           ---------
                                                                                           948,850             919,081
    Less treasury stock at cost (Class A common shares: 5,163,531 at 3/31/02 and
      6,741,946 at 9/30/01; Class B common shares:
      5,379,015 at 3/31/02 and 4,753,184 at 9/30/01)                                      (176,529)           (183,072)
                                                                                        ----------           ---------
            Total stockholders' equity                                                     772,321             736,009
                                                                                        ----------           ---------
            Total liabilities and stockholders' equity                                  $1,561,675           1,516,501
                                                                                        ==========           =========

See Notes to Consolidated Financial Statements.

                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                    Six Months Ended March 31, 2002 and 2001
                                 (in thousands)

                                                                         (Unaudited)
                                                                     --------------------
                                                                        2002      2001
                                                                     ---------    -------
Cash Flows from Operating Activities:
------------------------------------

Net earnings                                                         $  61,944     49,518
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Depreciation                                                        21,236     18,859
    Amortization of goodwill, trade names and other assets               1,888      6,925
    Cash effects of changes in (exclusive of acquisitions):
      Receivables, net                                                   2,834     (5,143)
      Inventories, net                                                 (18,663)   (27,524)
      Other current assets                                                 657       (966)
      Accounts payable and accrued expenses                             15,935     17,259
      Income taxes                                                      (8,171)    (5,209)
      Other assets                                                       1,156       (417)
      Other liabilities                                                  2,171      2,559
                                                                     ---------    -------
    Net cash provided by operating activities                           80,987     55,861
                                                                     ---------    -------

Cash Flows from Investing Activities:
------------------------------------

Short-term investments                                                     458       (700)
Capital expenditures                                                   (32,223)   (13,735)
Payments for purchased businesses, net of acquired companies' cash    (101,222)   (12,646)
Other, net                                                              (1,910)      (541)
                                                                     ---------    -------
  Net cash used by investing activities                               (134,897)   (27,622)
                                                                     ---------    -------

Cash Flows from Financing Activities:
------------------------------------

Short-term borrowings, net                                                 641      2,228
Proceeds from long-term debt                                                --         27
Repayments of long-term debt                                              (200)    (8,657)
Repurchase of previously sold accounts receivable                      (40,000)        --
Cash dividends paid                                                     (9,912)    (8,858)
Proceeds from exercise of stock options                                 29,744     11,365
Stock purchased for treasury                                           (28,015)    (1,348)
                                                                     ---------    -------
  Net cash used by financing activities                                (47,742)    (5,243)
                                                                     ---------    -------

Effect of foreign exchange rate changes                                   (163)     2,823
                                                                     ---------    -------
Net increase (decrease) in cash and cash equivalents                  (101,815)    25,819
Cash and cash equivalents at beginning of period                       201,970    114,637
                                                                     ---------    -------

Cash and cash equivalents at end of period                           $ 100,155    140,456
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

(2)  STOCKHOLDERS' EQUITY

In fiscal year 1998, the Board of Directors authorized the company to purchase up to 6.0 million shares of its Class A common stock. This authorization was increased to 9.0 million shares in fiscal year 1999. As of March 31, 2002, the company had purchased 7,290,400 Class A common shares under this program at a total cost of $162.9 million. No Class A shares have been purchased under this program since October, 1999.

During the three months ended March 31, 2002, the company acquired $28.0 million of Class A and Class B common shares surrendered by employees in connection with the exercises of stock options and the payment of withholding taxes as provided under the terms of certain incentive plans. Shares acquired under these plans are not subject to the above-mentioned stock repurchase program.

(3)  WEIGHTED AVERAGE SHARES OUTSTANDING

The following table provides information about basic and diluted weighted average shares outstanding (in thousands):

                                           Three Months         Six Months
                                          Ended March 31,     Ended March 31,
                                          ---------------     ---------------
                                           2002     2001       2002     2001
                                          ------   ------     ------   ------
     Basic weighted average shares
       outstanding                        57,309   56,134     57,077   55,978
     Effect of dilutive securities:
       Assumed exercise of
           stock options                   1,579    1,391      1,402    1,242
       Assumed vesting of
           restricted stock                  411      372        411      372
                                          ------  -------     ------   ------
     Diluted weighted average shares
       outstanding                        59,299   57,897     58,890   57,592
                                          ======   ======     ======   ======


No stock options were anti-dilutive for the three months or six months ended March 31, 2002 or 2001.

                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

(4)      COMPREHENSIVE INCOME

Comprehensive income consists of net earnings and foreign currency translation adjustments as follows (in thousands):

                                                             Three Months                        Six Months
                                                            Ended March 31,                    Ended March 31,
                                                         ---------------------              ---------------------
                                                           2002         2001                   2002        2001
                                                         --------     --------              ---------    --------
    Net earnings                                         $32,650       25,892                 61,944      49,518
    Other comprehensive income -
      foreign currency translation                        (9,219)      (8,518)               (25,660)     (5,458)
                                                         -------       ------                -------      ------
    Comprehensive income                                 $23,431       17,374                 36,284      44,060
                                                         =======       ======                =======      ======

Foreign currency translation losses in fiscal year 2002 were primarily due to the devaluation of the Argentine Peso.

(5)      BUSINESS SEGMENT INFORMATION

Segment data for the three and six months ended March 31, 2002 and 2001 is as follows (in thousands):

                                                              Three Months                         Six Months
                                                             Ended March 31,                     Ended March 31,
                                                         ---------------------               ---------------------
                                                           2002         2001                    2002        2001
                                                         --------     --------               ---------    --------
   Net sales:
   ----------
   Consumer products:

       Alberto-Culver North America                      $150,511      140,266                297,616      271,596
       Alberto-Culver International                        95,457       97,055                188,389      190,416
                                                         --------      -------              ---------    ---------
           Total consumer products                        245,968      237,321                486,005      462,012
   Specialty distribution - Sally                         418,562      361,941                799,068      708,522
   Eliminations                                            (6,768)      (6,320)               (13,051)     (13,725)
                                                         --------      -------              ---------    ---------
                                                         $657,762      592,942              1,272,022    1,156,809
                                                         ========      =======              =========    =========

   Earnings before provision for income taxes:
   -------------------------------------------
   Consumer products:
       Alberto-Culver North America                      $ 14,952       11,723                 30,650       24,883
       Alberto-Culver International                         2,702        2,195                  3,639        2,914
                                                         --------      -------              ---------    ---------
           Total consumer products                         17,654       13,918                 34,289       27,797
   Specialty distribution - Sally                          43,885       36,655                 82,367       71,177
                                                         --------      -------              ---------    ---------
       Segment operating profit                            61,539       50,573                116,656       98,974
   Unallocated expenses, net                               (5,153)      (5,138)                (9,874)     (12,524)
   Interest expense, net of interest income                (6,155)      (5,670)               (11,484)     (11,422)
                                                         --------      -------              ---------    ---------
                                                         $ 50,231       39,765                 95,298       75,028
                                                         ========      =======              =========    =========

                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

(6)  GOODWILL AND TRADE NAMES

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, requires companies to discontinue the amortization of goodwill and certain other intangible assets and requires an impairment test of existing goodwill and certain other intangible assets based on a fair value method. The company adopted SFAS No. 141 in the fourth quarter of fiscal year 2001. The company also adopted SFAS No. 142 in the fourth quarter of fiscal year 2001 for new acquisitions and in the first quarter of fiscal year 2002 for previously acquired intangibles. In accordance with SFAS No. 142, the company determined that its trade names have indefinite lives and, therefore, the amortization of trade names was discontinued effective October 1, 2001. Based on the results of the company's transitional impairment testing, no impairment of indefinite-lived trade names existed at October 1, 2001. In addition, as required by SFAS No. 142, the company ceased the amortization of goodwill effective October 1, 2001. In accordance with the adoption provisions of SFAS No. 142, the company has completed the required transitional goodwill impairment tests and has determined that goodwill was not impaired as of October 1, 2001, the date of adoption. Prospectively, goodwill will be reviewed for impairment at least annually, with its ongoing recoverability monitored based on applicable reporting unit performance and consideration of significant events or changes in the overall business environment.

In accordance with SFAS No. 142, fiscal year 2001 results in the consolidated statement of earnings have not been restated for the effects of ceasing goodwill and trade name amortization. Had goodwill and trade name amortization been discontinued effective October 1, 2000, net earnings and earnings per share for the three and six months ended March 31, 2002 and 2001 would have been as follows (in thousands, except per share data):

                                                 Three Months      Six Months
                                               Ended March 31,   Ended March 31,
                                               ---------------   ---------------
                                                 2002    2001     2002     2001
                                               -------  ------   ------   ------
     Reported net earnings                     $32,650  25,892   61,944   49,518
     Elimination of goodwill and trade name
       amortization, net of income taxes           --    2,221      --     4,232
                                               -------  ------   ------   ------
     Pro forma net earnings                    $32,650  28,113   61,944   53,750
                                               =======  ======   ======   ======

     Reported basic net earnings per share     $  0.57    0.46     1.09     0.88
     Elimination of goodwill and trade name
       amortization, net of income taxes           --     0.04      --      0.08
                                               -------  ------   ------   ------
     Pro forma basic net earnings per share    $  0.57    0.50     1.09     0.96
                                               =======  ======   ======   ======

     Reported diluted net earnings per share   $  0.55    0.45     1.05     0.86
     Elimination of goodwill and trade name
       amortization, net of income taxes           --     0.03      --      0.07
                                               -------  ------   ------   ------
     Pro forma diluted net earnings per share  $  0.55    0.48     1.05     0.93
                                               =======  ======   ======   ======

                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

(6)  GOODWILL AND TRADE NAMES (Continued)

The change in the carrying amount of goodwill by operating segment for the six months ended March 31, 2002 is as follows (in thousands):

                                                 Consumer Products               Specialty
                                            ------------------------------     Distribution-
                                            North America    International         Sally         Total
                                            -------------    -------------     -------------    -------
     Goodwill, net:
     -------------

     Balance as of September 30, 2001          $69,379           79,648           115,312       264,339
     Additions                                     151              --             83,587        83,738
     Foreign currency translation effect           --           (13,675)             (145)      (13,820)
                                               -------          -------           -------       -------
     Balance as of March 31, 2002              $69,530           65,973           198,754       334,257
                                               =======          =======           =======       =======

Indefinite-lived trade names by operating segment at March 31, 2002 and September 30, 2001 are as follows (in thousands):

                                              March 31,    September 30,
                                                2002           2001
                                              ---------    -------------
     Trade names, net:
     ----------------
     Consumer products:
       Alberto-Culver North America           $45,412         45,414
       Alberto-Culver International            28,733         33,857
                                              -------         ------
          Total consumer products              74,145         79,271
     Specialty distribution - Sally               223            261
                                              -------         ------
                                              $74,368         79,532
                                              =======         ======

(7)  NEW ACCOUNTING PRONOUNCEMENTS

In May 2000, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF Issue No. 00-14 addresses the recognition, measurement and income statement classification for various types of sales incentives including coupons, rebates and free products. In April 2001, the EITF reached a consensus on Issue No. 00-25," Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF Issue No. 00-25 addresses the income statement classification for various types of consideration paid by a vendor to a retailer. The company adopted the provisions of EITF Issue Nos. 00-14 and 00-25 in the first quarter of fiscal year 2002. In connection with the adoption of EITF Issue Nos. 00-14 and 00-25, the company reclassified certain amounts for the second quarter and first half of fiscal year 2001 to conform to the current year presentation resulting in a $29.6 million reduction in net sales, a $3.7 million increase in cost of products sold and a $33.3 million decrease in promotion expense for the three months ended March 31, 2001 and a $59.3 million reduction in net sales, a $5.8 million increase in cost of products sold and a $65.1 million decrease in promotion expenses for the six months ended March 31, 2001. Consolidated net earnings were not affected by these reclassifications.

                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

(8)  SUBSEQUENT EVENT

On May 1, 2002, the company entered into an interest rate swap agreement with a notional amount of $100 million in order to convert a portion of its fixed rate 8.25% senior notes into a variable rate obligation. The swap agreement, which matures on November 1, 2005, is designated as a fair value hedge. Under the interest rate swap agreement, the company will receive semi-annual interest payments at a fixed rate of 8.25% and is required to make semi-annual interest payments at a variable rate based on a fixed spread over the six-month London Interbank Offered Rate ("LIBOR"). The differential to be paid or received on the interest rate swap will be recorded as an adjustment to interest expense over each semi-annual period. On a pro-forma basis taking into account the interest rate swap, approximately 69% of the company's $321.1 million of long-term debt at March 31, 2002 is based on a fixed interest rate with the remaining 31% based on a variable interest rate.

                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
--------------------------------------------------------------------------
         FINANCIAL CONDITION
         -------------------


RESULTS OF OPERATIONS
---------------------

Second Quarter and Six Months Ended March 31, 2002 versus Second Quarter and Six
--------------------------------------------------------------------------------
Months Ended March 31, 2001
---------------------------

The company achieved record second quarter net sales of $657.8 million in fiscal year 2002, up $64.8 million or 10.9% over the comparable period of the prior year. For the six-month period ending March 31, 2002, net sales reached a new high of $1.27 billion, representing a 10.0% increase compared to last year's six-month period. Fiscal year 2002 sales were negatively impacted by the effect of foreign exchange rates. Had foreign exchange rates this year been the same as the second quarter and first half of fiscal 2001, sales would have increased 12.2% for the second quarter and 10.9% for the first half.

Net earnings were $32.7 million for the three months ended March 31, 2002 or 26.1% higher than the prior year's second quarter net earnings of $25.9 million. Basic earnings per share of 57 cents in the second quarter of fiscal year 2002 were 11 cents or 23.9% higher than the same period of fiscal year 2001. Diluted earnings per share for the current quarter increased 22.2% to 55 cents versus 45 cents in the same period of the prior year.

Net earnings for the six months ended March 31, 2002 were $61.9 million or 25.1% higher than the prior year's first half net earnings of $49.5 million. Basic earnings per share of $1.09 in fiscal year 2002 were 21 cents or 23.9% higher than the same period of fiscal year 2001. Diluted earnings per share increased 22.1% to $1.05 compared to 86 cents in the first half of fiscal year 2001.

As discussed under "New Accounting Pronouncements," the company discontinued the amortization of goodwill and trade names at the beginning of fiscal year 2002. Had last year's results been restated to eliminate goodwill and trade name amortization, net earnings for the three months and six months ended March 31, 2002 would have increased $4.5 million or 16.1% and $8.2 million or 15.2%, respectively, compared to prior year. Basic earnings per share for the three-month and six-month periods ended March 31, 2002 would have increased 7 cents or 14.0% and 13 cents or 13.5%, respectively, versus the prior year while diluted earnings per share would have increased 7 cents or 14.6% and 12 cents or 12.9%, respectively.

Compared to the same periods of the prior year, sales of Alberto-Culver North America ("North America") consumer products increased 7.3% and 9.6% in the second quarter and first six months of fiscal year 2002, respectively. The second quarter and first half increases were primarily due to higher sales for TRESemme shampoos, conditioners and styling products, St. Ives Swiss Formula lotions and body washes and the TCB, Soft and Beautiful Botanicals and Just For Me ethnic hair care lines along with increased sales for custom label filling operations. Higher sales of TRESemme Hydrology also contributed to the first half increase.

Sales of Alberto-Culver International consumer products ("International") decreased 1.6% in the second quarter and 1.1% in the first half of fiscal 2002 compared to last year. Fiscal year 2002 sales were negatively impacted by the effect of foreign exchange rates. Had foreign exchange rates this year been the same as the second quarter and first six months of fiscal 2001, International sales would have increased 4.1% and 2.6%, respectively.

The "Specialty distribution - Sally" ("Sally") business segment achieved sales increases of 15.6% for the second quarter and 12.8% for the first six months of fiscal year 2002. The sales increases were mainly attributable to the expansion of Sally's full-service operations, higher sales for established Sally Beauty Company outlets and the addition of stores during the year. At March 31, 2002, Sally had 2,502 company-owned stores and 130 franchise stores offering a full range of professional beauty supplies.

                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Cost of products sold as a percentage of net sales was 51.7% for the second quarter and 51.4% for the first six months of fiscal year 2002 compared to 51.1% for the second quarter and 51.6% for the first half of the prior year. The increased cost of products sold percentage in the second quarter of fiscal year 2002 was primarily attributable to a reduction in sales due to higher stocking allowances related to new products and increased sales of lower margin custom label products. Compared to the same period of the prior year, the decreased cost of products sold percentage in the first half of fiscal year 2002 was primarily attributable to increased sales of higher margin consumer products and lower manufacturing costs, partially offset by increased stocking allowances and increased sales of lower margin custom label products.

Compared to the prior year, advertising, marketing, selling and administrative expenses in fiscal year 2002 increased $16.9 million or 6.9% for the second quarter and $38.6 million or 8.2% for the first six months. The increase primarily resulted from the higher selling and administrative costs associated with the growth of the Sally Beauty Company business and higher expenditures for advertising and marketing.

Advertising and marketing expense was $47.2 million for the second quarter and $93.3 million for the first half of fiscal 2002 versus $46.4 million for the second quarter and $87.7 million for the first half of fiscal year 2001. The increase primarily resulted from higher advertising expenditures for North America related mainly to TRESemme Hydrology, TRESemme shampoos and conditioners and St. Ives Swiss Formula facials.

The provision for income taxes as a percentage of earnings before income taxes was 35.0% for the second quarter and first half of fiscal year 2002 compared to 34.9% for the second quarter and 34.0% for the first half of the prior year. The higher tax rate for the first half of fiscal year 2002 is mainly due to the mix of foreign taxable earnings.

                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

FINANCIAL CONDITION
-------------------

March 31, 2002 versus September 30, 2001
----------------------------------------

Working capital at March 31, 2002 was $443.1 million, a decrease of $43.5 million from $486.6 million at September 30, 2001. The resulting ratio of current assets to current liabilities was 2.11 to 1.00 at March 31, 2002 compared to 2.25 to 1.00 at September 30, 2001. The decrease in working capital and the ratio of current assets to current liabilities was primarily due to the cash paid for the acquisitions of Armstrong-McCall and other full-service beauty supply distributors by Sally Beauty Company during the first quarter of fiscal year 2002, offset in part by working capital generated from operations.

Cash and cash equivalents decreased $101.8 million during the first six months of fiscal year 2002 primarily due to the $101.2 million of acquisitions of full-service beauty supply distributors by Sally Beauty Company, the repurchase of $40.0 million of accounts receivable previously sold under the company's conduit facility and $32.2 million of capital expenditures, partially offset by cash flows from operating activities.

Accounts receivable increased $39.1 million to $208.7 million during the first six months of fiscal year 2002 primarily due to the repurchase of $40.0 million of accounts receivable previously sold under the company's conduit facility.

Inventories increased $30.6 million or 6.4% to $508.9 million during the first six months of fiscal year 2002 principally due to the acquisitions of full-service beauty supply distributors and the growth of Sally Beauty Company.

Net goodwill increased $69.9 million during the first six months of fiscal year 2002 mainly due to goodwill from acquisitions during the year, partially offset by the effects of foreign exchange rates.

Accounts payable increased $18.7 million to $210.1 million during the first half of fiscal year 2002 primarily due to increased inventory levels required to support sales growth.

Income taxes payable and deferred income taxes decreased $15.6 million to $54.0 million during the first six months of fiscal year 2002 mainly due to the timing of tax payments and tax benefits realized from the exercise of employee stock options in fiscal year 2002.

Accumulated other comprehensive income - foreign currency translation increased $25.7 million during the first half of fiscal year 2002 primarily due to the effect of the devaluation of the Argentine Peso.

                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, requires companies to discontinue the amortization of goodwill and certain other intangible assets and requires an impairment test of existing goodwill and certain other intangible assets based on a fair value method. The company adopted SFAS No. 141 in the fourth quarter of fiscal year 2001. The company also adopted SFAS No. 142 in the fourth quarter of fiscal year 2001 for new acquisitions and in the first quarter of fiscal year 2002 for previously acquired intangibles. In accordance with SFAS No. 142, the company determined that its trade names have indefinite lives and, therefore, the amortization of trade names was discontinued effective October 1, 2001. Based on the results of the company's transitional impairment testing, no impairment of indefinite-lived trade names existed at October 1, 2001. In addition, as required by SFAS No. 142, the company ceased the amortization of goodwill effective October 1, 2001. In accordance with the adoption provisions of SFAS No. 142, the company has completed the required transitional goodwill impairment tests and has determined that goodwill was not impaired as of October 1, 2001, the date of adoption. Prospectively, goodwill will be reviewed for impairment at least annually, with its ongoing recoverability monitored based on applicable reporting unit performance and consideration of significant events or changes in the overall business environment.

In accordance with SFAS No. 142, fiscal year 2001 results in the consolidated statement of earnings have not been restated for the effects of ceasing goodwill and trade name amortization. Had goodwill and trade name amortization been discontinued effective October 1, 2000, net earnings and earnings per share for the three and six months ended March 31, 2002 and 2001 would have been as follows (in thousands, except per share data):


                                                  Three Months            Six Months
                                                 Ended March 31,        Ended March 31,
                                                 ---------------       -----------------
                                                2002       2001         2002       2001
                                                ----       ----         ----       ----
Reported net earnings                         $32,650      25,892      61,944      49,518
Elimination of goodwill and trade name
  amortization, net of income taxes               --        2,221         --        4,232
                                              -------      ------      ------      ------
Pro forma net earnings                        $32,650      28,113      61,944      53,750
                                              =======      ======      ======      ======

Reported basic net earnings per share         $  0.57        0.46        1.09        0.88
Elimination of goodwill and trade name
  amortization, net of income taxes               --         0.04         --         0.08
                                              -------      ------      ------      ------
Pro forma basic net earnings per share        $  0.57        0.50        1.09        0.96
                                              =======      ======      ======      ======

Reported diluted net earnings per share       $  0.55        0.45        1.05        0.86
Elimination of goodwill and trade name
  amortization, net of income taxes               --         0.03          --        0.07
                                              -------      ------      ------      ------
Pro forma diluted net earnings per share      $  0.55        0.48        1.05        0.93
                                              =======      ======      ======      ======

                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

----------------------------------------

The change in the carrying amount of goodwill by operating segment for the six months ended March 31, 2002 is as follows (in thousands):



                                                      Consumer Products             Specialty
                                               ------------------------------     Distribution-
                                               North America    International        Sally         Total
                                               -------------    -------------        -----         -----
         Goodwill, net:
         -------------
         Balance as of September 30, 2001       $69,379           79,648            115,312        264,339
         Additions                                  151              --              83,587         83,738
         Foreign currency translation effect        --           (13,675)              (145)       (13,820)
                                                -------          -------            -------        -------
         Balance as of March 31, 2002           $69,530           65,973            198,754        334,257
                                                =======          =======            =======        =======



Indefinite-lived trade names by operating segment at March 31, 2002 and September 30, 2001 are as follows (in thousands):


                                                   March 31,        September 30,
                                                     2002               2001
                                                     ----               ----
         Trade names, net:
         ----------------
         Consumer products:
           Alberto-Culver North America             $ 45,412             45,414
           Alberto-Culver International               28,733             33,857
                                                    --------             ------
              Total consumer products                 74,145             79,271
         Specialty distribution - Sally                  223                261
                                                    --------             ------
                                                    $ 74,368             79,532
                                                    ========             ======

In May 2000, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF Issue No. 00-14 addresses the recognition, measurement and income statement classification for various types of sales incentives including coupons, rebates and free products. In April 2001, the EITF reached a consensus on Issue No. 00-25," Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF Issue No. 00-25 addresses the income statement classification for various types of consideration paid by a vendor to a retailer. The company adopted the provisions of EITF Issue Nos. 00-14 and 00-25 in the first quarter of fiscal year 2002. In connection with the adoption of EITF Issue Nos. 00-14 and 00-25, the company reclassified certain amounts for the second quarter and first half of fiscal year 2001 to conform to the current year presentation resulting in a $29.6 million reduction in net sales, a $3.7 million increase in cost of products sold and a $33.3 million decrease in promotion expense for the three months ended March 31, 2001 and a $59.3 million reduction in net sales, a $5.8 million increase in cost of products sold and a $65.1 million decrease in promotion expenses for the six months ended March 31, 2001. Consolidated net earnings were not affected by these reclassifications.

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

                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

FORWARD - LOOKING STATEMENTS
----------------------------

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein, if any, may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management's current expectations and assessments of risks and uncertainties and reflect various assumptions concerning anticipated results, which may or may not prove to be correct. Some of the factors that could cause actual results to differ materially from estimates or projections contained in such forward-looking statements include the pattern of brand sales, including variations in sales volume within periods; competition within the relevant product markets, including pricing, promotional activities, continuing customer acceptance of existing products, loss of distributorship rights and the ability to develop and successfully introduce new products; risks inherent in acquisitions and strategic alliances; the effects of a prolonged United States or global economic downturn or recession; changes in costs, including changes in labor costs, raw material prices or promotional expenses; the costs and effects of unanticipated legal or administrative proceedings; variations in political, economic or other factors such as currency exchange rates, inflation rates, tax changes, legal and regulatory changes or other external factors over which Alberto-Culver Company has no control. Alberto-Culver Company has no obligation to update any forward-looking statement in this Quarterly Report on Form 10-Q or any incorporated document.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

There have been no material changes in the company's market risk during the three months or six months ended March 31, 2002.

On May 1, 2002, the company entered into an interest rate swap agreement with a notional amount of $100 million in order to convert a portion of its fixed rate 8.25% senior notes into a variable rate obligation. The swap agreement, which matures on November 1, 2005, is designated as a fair value hedge. Under the interest rate swap agreement, the company will receive semi-annual interest payments at a fixed rate of 8.25% and is required to make semi-annual interest payments at a variable rate based on a fixed spread over the six-month London Interbank Offered Rate ("LIBOR"). The differential to be paid or received on the interest rate swap will be recorded as an adjustment to interest expense over each semi-annual period. On a pro-forma basis taking into account the interest rate swap, approximately 69% of the company's $321.1 million of long-term debt at March 31, 2002 is based on a fixed interest rate with the remaining 31% based on a variable interest rate.

                     ALBERTO-CULVER COMPANY AND SUBSIDIARIES

                                     PART II

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

At the annual meeting of stockholders on January 24, 2002, Howard B. Bernick, Bernice E. Lavin, Allan B. Muchin and Harold M. Visotsky were elected as directors of the company with terms expiring at the annual meeting of stockholders in 2005. Mr. Bernick received a Class A and Class B Common stockholder vote of 22,707,207 and 30,504,030 shares "for" and 17,457 and 557,678 shares "withheld," respectively. Mrs. Lavin received a Class A and Class B Common stockholder vote of 22,646,472 and 30,368,395 shares "for" and 78,192 and 693,313 shares "withheld," respectively. Mr. Muchin received a Class A and Class B Common stockholder vote of 22,650,547 and 30,465,378 "for" and 74,117 and 596,330 shares "withheld," respectively. Mr. Visotsky received a Class A and Class B Common stockholder vote of 22,696,202 and 30,756,585 shares "for" and 28,462 and 305,123 shares "withheld," respectively.

Leonard H. Lavin, Carol L. Bernick, A. Robert Abboud and Robert H. Rock continue as directors and their terms expire at the annual meeting of stockholders in 2003. A.G. Atwater, Jr., Sam J. Susser and William W. Wirtz continue as directors with terms expiring at the annual meeting of stockholders in 2004.

Stockholders at the annual meeting also voted on the proposed re-approval of the company's 1994 Stock Option Plan for Non-Employee Directors, as amended. The amended plan was approved by a Class A and Class B stockholder vote of 22,483,928 and 28,650,981 shares "for;" 174,858 and 2,078,102 shares "against;"
and 65,878 and 332,625 shares "abstaining," respectively.

In addition, stockholders at the annual meeting voted on the proposed re-approval of the company's 1994 Shareholder Value Incentive Plan, as amended. The amended plan was approved by a Class A and Class B stockholder vote of 22,570,491 and 30,759,111 shares "for;" 96,012 and 125,816 shares "against;" and
58,161 and 176,781 shares "abstaining," respectively.

Class A common stock has a one-tenth vote per share and Class B common stock has one vote per share.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits:

     None

(b)  Reports on Form 8-K:

     No report on Form 8-K was filed by the registrant during the quarter ended March 31, 2002.

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

May 10, 2002