Form 10-Q
period 2002-06-30
ALBERTO CULVER CO
filed 2002-08-08
CIK 3327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

June 30, 2002

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-5050

ALBERTO-CULVER COMPANY
(Exact name of registrant as specified in its charter)

Delaware	36-2257936
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2525 Armitage Avenue Melrose Park, Illinois	60160
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (708) 450-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      YES    X        NO

At June 30, 2002, the company had 25,765,479 shares of Class A common stock and 32,331,640 shares of Class B common stock outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings
Three Months Ended June 30, 2002 and 2001
(in thousands, except per share data)

	(Unaudited)
	2002	2001
Net sales (Note 7)	$681,074	605,047
Cost of products sold (Note 7)	348,678	311,550

Gross profit	332,396	293,497
Advertising, marketing, selling and administrative (Note 7)	270,885	244,165

Operating earnings	61,511	49,332
Interest expense, net of interest income of $680 in 2002 and $1,430 in 2001	5,509	5,285

Earnings before provision for income taxes	56,002	44,047
Provision for income taxes	19,601	14,976

Net earnings (Note 6)	$36,401	29,071

Net earnings per share (Note 6)
Basic	$0.63	0.52

Diluted	$0.61	0.50

Cash dividends paid per share	$0.09	0.0825

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings
Nine Months Ended June 30, 2002 and 2001
(in thousands, except per share data)

	(Unaudited)
	2002	2001
Net sales (Note 7)	$1,953,096	1,761,856
Cost of products sold (Note 7)	1,002,190	908,768

Gross profit	950,906	853,088
Advertising, marketing, selling and administrative (Note 7)	782,613	717,306

Operating earnings	168,293	135,782
Interest expense, net of interest income of $2,549 in 2002 and $3,939 in 2001	16,993	16,707

Earnings before provision for income taxes	151,300	119,075
Provision for income taxes	52,955	40,486

Net earnings (Note 6)	$98,345	78,589

Net earnings per share (Note 6)
Basic	$1.72	1.40

Diluted	$1.66	1.36

Cash dividends paid per share	$.2625	.240

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets
June 30, 2002 and September 30, 2001
(dollars in thousands, except share data)

	(Unaudited) June 30, 2002	September 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$149,464	201,970
Short-term investments	—	869
Receivables, less allowance for doubtful accounts ($15,950 at 6/30/02 and $11,387 at 9/30/01)	218,008	169,657
Inventories:
Raw materials	37,844	41,521
Work-in-process	4,811	4,782
Finished goods	470,976	432,008

Total inventories	513,631	478,311
Other current assets	28,275	26,142

Total current assets	909,378	876,949

Property, plant and equipment at cost, less accumulated depreciation ($263,696 at 6/30/02 and $236,035 at 9/30/01)	250,949	235,822
Goodwill, net	340,338	264,339
Trade names, net	75,783	79,532
Other assets	66,547	59,859

Total assets	$1,642,995	1,516,501

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$3,818	2,886
Accounts payable	214,736	191,410
Accrued expenses	194,483	165,525
Income taxes	13,398	30,482

Total current liabilities	426,435	390,303

Long-term debt	322,455	321,183
Deferred income taxes	39,286	39,086
Other liabilities	33,014	29,920
Stockholders’ equity:
Common stock, par value $.22 per share:
Class A authorized 75,000,000 shares; issued 30,612,798 shares	6,735	6,735
Class B authorized 75,000,000 shares; issued 37,710,655 shares	8,296	8,296
Additional paid-in capital	195,136	190,368
Retained earnings	863,016	779,792
Deferred compensation	(6,256)	(4,826)

Accumulated other comprehensive income—foreign currency translation	(75,310)	(61,284)

	991,617	919,081
Less treasury stock at cost (Class A common shares: 4,847,319 at 6/30/02 and 6,741,946 at 9/30/01; Class B common shares:
5,379,015 at 6/30/02 and 4,753,184 at 9/30/01)	(169,812)	(183,072)

Total stockholders’ equity	821,805	736,009

Total liabilities and stockholders’ equity	$1,642,995	1,516,501

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Nine Months Ended June 30, 2002 and 2001
(in thousands)

	(Unaudited)
	2002	2001
Cash Flows from Operating Activities:
Net earnings	$98,345	78,589
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	32,603	28,189
Amortization of goodwill, trade names and other assets	2,883	10,319
Cash effects of changes in (exclusive of acquisitions):
Receivables, net	(1,316)	(10,861)
Inventories, net	(15,627)	(38,447)
Other current assets	282	(1,544)
Accounts payable and accrued expenses	40,349	32,391
Income taxes	(15,107)	(274)
Other assets	(6,276)	(4,478)
Other liabilities	955	2,542

Net cash provided by operating activities	137,091	96,426

Cash Flows from Investing Activities:
Short-term investments	897	(544)
Capital expenditures	(45,132)	(23,514)
Payments for purchased businesses, net of acquired companies’ cash	(100,635)	(19,359)
Proceeds from disposals of assets	1,386	964

Net cash used by investing activities	(143,484)	(42,453)

Cash Flows from Financing Activities:
Short-term borrowings, net	1,009	(1,074)
Proceeds from long-term debt	193	27
Repayments of long-term debt	(281)	(12,579)
Repurchase of previously sold accounts receivable	(40,000)	—
Cash dividends paid	(15,122)	(13,531)
Proceeds from exercise of stock options	36,293	13,571
Stock purchased for treasury	(28,297)	(1,348)

Net cash used by financing activities	(46,205)	(14,934)

Effect of foreign exchange rate changes	92	4,138

Net increase (decrease) in cash and cash equivalents	(52,506)	43,177
Cash and cash equivalents at beginning of period	201,970	114,637

Cash and cash equivalents at end of period	$149,464	157,814

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) BASIS OF PRESENTATION

The consolidated financial statements contained in this report have not been audited by independent public accountants, except for balance sheet information presented at September 30, 2001. However, in the opinion of the company, the consolidated financial statements reflect all adjustments, which include only normal adjustments, necessary to present fairly the data contained therein. The results of operations for the periods covered are not necessarily indicative of results for a full year. Certain amounts for the prior year have been reclassified to conform to the current year’s presentation.

(2) STOCKHOLDERS’ EQUITY

In fiscal year 1998, the Board of Directors authorized the company to purchase up to 6.0 million shares of its Class A common stock. This authorization was increased to 9.0 million shares in fiscal year 1999. As of June 30, 2002, the company had purchased approximately 7.3 million Class A common shares under this program at a total cost of $162.9 million. No Class A shares have been purchased under this program since October, 1999. In July, 2002, the Board of Directors re-authorized the company to purchase up to 1.7 million shares of the Class A common stock remaining on the 1998-1999 authorizations.

During the nine months ended June 30, 2002, the company acquired $28.3 million of Class A and Class B common shares surrendered by employees in connection with the exercises of stock options and the payment of withholding taxes as provided under the terms of certain incentive plans. Shares acquired under these plans are not subject to the above-mentioned stock repurchase program.

(3) WEIGHTED AVERAGE SHARES OUTSTANDING

The following table provides information about basic and diluted weighted average shares outstanding (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30
	2002	2001	2002	2001
Basic weighted average shares outstanding	57,544	56,309	57,240	56,093
Effect of dilutive securities:
Assumed exercise of stock options	1,689	1,431	1,443	1,270
Assumed vesting of restricted stock	399	365	399	365

Diluted weighted average shares outstanding	59,632	58,105	59,082	57,728

No stock options were anti-dilutive for the three months or nine months ended June 30, 2002 or 2001.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(4) COMPREHENSIVE INCOME

Comprehensive income consists of net earnings and foreign currency translation adjustments as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Net earnings	$36,401	29,071	98,345	78,589
Other comprehensive income—
foreign currency translation	11,634	(2,365)	(14,026)	(7,823)

Comprehensive income	$48,035	26,706	84,319	70,766

Foreign currency translation losses in the nine-month period ended June 30, 2002 were primarily due to the devaluation of the Argentine Peso.

(5) BUSINESS SEGMENT INFORMATION

Segment data for the three and nine months ended June 30, 2002 and 2001 is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Net sales:
Consumer products:
Alberto-Culver North America	$152,358	138,821	449,974	410,417
Alberto-Culver International	101,139	99,988	289,528	290,404

Total consumer products	253,497	238,809	739,502	700,821
Specialty distribution—Sally	435,908	374,044	1,234,976	1,082,566
Eliminations	(8,331)	(7,806)	(21,382)	(21,531)

	$681,074	605,047	1,953,096	1,761,856

Earnings before provision for income taxes:
Consumer products:
Alberto-Culver North America	$15,892	10,464	46,542	35,347
Alberto-Culver International	5,474	5,608	9,113	8,522

Total consumer products	21,366	16,072	55,655	43,869
Specialty distribution—Sally	48,182	39,005	130,549	110,182

Segment operating profit	69,548	55,077	186,204	154,051
Unallocated expenses, net	(8,037)	(5,745)	(17,911)	(18,269)
Interest expense, net of interest income	(5,509)	(5,285)	(16,993)	(16,707)

	$56,002	44,047	151,300	119,075

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) GOODWILL AND TRADE NAMES

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for business combinations. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, requires companies to discontinue the amortization of goodwill and certain other intangible assets and requires an impairment test of existing goodwill and certain other intangible assets based on a fair value method. The company adopted SFAS No. 141 in the fourth quarter of fiscal year 2001. The company also adopted SFAS No. 142 in the fourth quarter of fiscal year 2001 for new acquisitions and in the first quarter of fiscal year 2002 for previously acquired intangibles. In accordance with SFAS No. 142, the company determined that its trade names have indefinite lives and, therefore, the amortization of trade names was discontinued effective October 1, 2001. Based on the results of the company’s transitional impairment testing, no impairment of indefinite-lived trade names existed at October 1, 2001. In addition, as required bySFAS No. 142, the company ceased the amortization of goodwill effective October 1, 2001. In accordance with the adoption provisions of SFAS No. 142, the company has completed the required transitional goodwill impairment tests and has determined that goodwill was not impaired as of October 1, 2001, the date of adoption. Prospectively, goodwill will be reviewed for impairment at least annually, with its ongoing recoverability monitored based on applicable reporting unit performance and consideration of significant events or changes in the overall business environment.

In accordance with SFAS No. 142, fiscal year 2001 results in the consolidated statement of earnings have not been restated for the effects of ceasing goodwill and trade name amortization. Had goodwill and trade name amortization been discontinued effective October 1, 2000, net earnings and earnings per share for the three and nine months ended June 30, 2002 and 2001 would have been as follows (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Reported net earnings	$36,401	29,071	98,345	78,589
Elimination of goodwill and trade name amortization, net of income taxes	—	2,152	—	6,384

Pro forma net earnings	$36,401	31,223	98,345	84,973

Reported basic net earnings per share	$0.63	0.52	1.72	1.40

Elimination of goodwill and trade name amortization, net of income taxes	—	0.03	—	0.11

Pro forma basic net earnings per share	$0.63	0.55	1.72	1.51

Reported diluted net earnings per share	$0.61	0.50	1.66	1.36

Elimination of goodwill and trade name amortization, net of income taxes	—	0.04	—	0.11

Pro forma diluted net earnings per share	$0.61	0.54	1.66	1.47

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) GOODWILL AND TRADE NAMES (Continued)

The change in the carrying amount of goodwill by operating segment for the nine months ended June 30, 2002 is as follows (in thousands):

	Consumer Products		Specialty Distribution- Sally
	North America	International		Total
Goodwill, net:
Balance as of September 30, 2001	$69,379	79,648	115,312	264,339

Additions, net of purchase price adjustments	(216)	—	88,473	88,257

Foreign currency translation effect	—	(12,807)	549	(12,258)

Balance as June 30, 2002	$69,163	66,841	204,334	340,338

Indefinite-lived trade names by operating segment at June 30, 2002 and September 30, 2001 are as follows (in thousands):

	June 30, 2002	September 30, 2001
Trade names, net:
Consumer products:
Alberto-Culver North America	$45,412	45,414
Alberto-Culver International	30,148	33,857

Total consumer products	75,560	79,271
Specialty distribution—Sally	223	261

	$75,783	79,532

(7) NEW ACCOUNTING PRONOUNCEMENTS

In May 2000, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, “Accounting for Certain Sales Incentives.” EITF Issue No. 00-14 addresses the recognition, measurement and income statement classification for various types of sales incentives including coupons, rebates and free products. In April 2001, the EITF reached a consensus on Issue
No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” EITF Issue No. 00-25 addresses the income statement classification for various types of consideration paid by a vendor to a retailer. The company adopted the provisions of EITF Issue Nos. 00-14 and 00-25 in the first quarter of fiscal year 2002. In connection with the adoption of EITF Issue Nos. 00-14 and 00-25, the company reclassified certain amounts for the third quarter and first nine months of fiscal year 2001 to conform to the current year presentation resulting in a $29.4 million reduction in net sales, a $1.9 million increase in cost of products sold and a $31.3 million decrease in promotion expense for the three months ended June 30, 2001 and a $88.7 million reduction in net sales, a $7.7 million increase in cost of products sold and a $96.4 million decrease in promotion expenses for the nine months ended June 30, 2001. Consolidated net earnings were not affected by these reclassifications.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8) INTEREST RATE SWAP

On May 1, 2002, the company entered into an interest rate swap agreement with a notional amount of $100 million in order to convert a portion of its fixed rate 8.25% senior notes into a variable rate obligation. The swap agreement, which was terminated subsequent to June 30, 2002, had a maturity date of November 1, 2005, and was designated as a fair value hedge. Under the interest rate swap agreement, the company was to receive semi-annual interest payments at a fixed rate of 8.25% and was required to make semi-annual interest payments at a variable rate based on a fixed spread over the six-month London Interbank Offered Rate (“LIBOR”). The differential to be received on the interest rate swap for the six months ended November 1, 2002, was being amortized over that period as a reduction of interest expense. On a pro-forma basis taking into account the interest rate swap, approximately 69% of the company’s $322.5 million of long-term debt at June 30, 2002 was based on a fixed interest rate with the remaining 31% based on a variable interest rate. The fair value of the interest rate swap as of June 30, 2002 was a gain of $1.1 million, which was included in other assets on the consolidated balance sheet with an offsetting amount included in long-term debt.

On July 24, 2002, the company terminated the interest rate swap resulting in a gain of $2.8 million. The gain will be amortized over the remaining term of the 8.25% senior notes (due in November, 2005) as a reduction of interest expense.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Third Quarter and Nine Months Ended June 30, 2002 versus Second Quarter and Nine Months Ended June 30, 2001

The company achieved record third quarter net sales of $681.1 million in fiscal year 2002, up $76.0 million or 12.6% over the comparable period of the prior year. For the nine-month period ended June 30, 2002, net sales reached a new high of $1.95 billion, representing a 10.9% increase compared to last year’s nine-month period total of $1.76 billion. Fiscal year 2002 sales were negatively affected by foreign exchange rates. Had foreign exchange rates this year been the same as the third quarter and first nine months of fiscal 2001, sales would have increased 12.7% for the third quarter and 11.5% for the first nine months.

Net earnings were $36.4 million for the three months ended June 30, 2002 or 25.2% higher than the prior year’s third quarter net earnings of $29.1 million. Basic earnings per share of 63 cents in the third quarter of fiscal year 2002 were 11 cents or 21.2% higher than the same period of fiscal year 2001. Diluted earnings per share for the current quarter increased 22.0% to 61 cents versus 50 cents in the same period of the prior year.

Net earnings for the nine months ended June 30, 2002 were $98.3 million or 25.1% higher than the prior year’s first nine-month net earnings of $78.6 million. Basic earnings per share of $1.72 in fiscal year 2002 were 32 cents or 22.9% higher than the same period of fiscal year 2001. Diluted earnings per share increased 22.1% to $1.66 compared to $1.36 in the first nine months of fiscal year 2001.

As discussed under “New Accounting Pronouncements,” the company discontinued the amortization of goodwill and trade names at the beginning of fiscal year 2002. Had last year’s results been restated to eliminate goodwill and trade name amortization, net earnings for the three months and nine months ended June 30, 2002 would have increased $5.2 million or 16.6% and $13.4 million or 15.7%, respectively, compared to prior year. Basic earnings per share for the three-month and nine-month periods ended June 30, 2002 would have increased 8 cents or 14.5% and 21 cents or 13.9%, respectively, versus the prior year while diluted earnings per share would have increased 7 cents or 13.0% and 19 cents or 12.9%, respectively.

Compared to the same periods of the prior year, sales of Alberto-Culver North America (“North America”) consumer products increased 9.8% and 9.6% in the third quarter and first nine months of fiscal year 2002, respectively. The increases were primarily due to higher sales of Alberto V05 shampoos and conditioners, TRESemme shampoos, conditioners and styling products, TRESemme Hydrology shampoos and conditioners, St. Ives Swiss Formula lotions and body washes and Mrs. Dash seasonings along with increased sales for custom label filling operations. Sales for the current nine month period also increased due to higher sales of
Pro-Line’s Soft & Beautiful Botanicals and TCB ethnic hair care products.

Sales of Alberto-Culver International consumer products (“International”) increased 1.2% in the third quarter and decreased 0.3% in the first nine months of fiscal 2002 compared to the same periods last year. Fiscal year 2002 sales were negatively affected by foreign exchange rates. Had foreign exchange rates this year been the same as the third quarter and first nine months of fiscal 2001, International sales would have increased 1.9% and 2.3%, respectively.

The “Specialty distribution—Sally” (“Sally”) business segment achieved sales increases of 16.5% for the third quarter and 14.1% for the first nine months of fiscal year 2002. The sales increases were mainly attributable to the expansion of Sally’s full-service operations, including acquisitions, higher sales for established Sally Beauty Company outlets and the addition of stores during the year. At June 30, 2002, Sally had 2,662 stores, including 130 franchise stores, offering a full range of professional beauty supplies.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

RESULTS OF OPERATIONS (continued)

Cost of products sold as a percentage of net sales was 51.2% for the third quarter and 51.3% for the first nine months of fiscal year 2002 compared to 51.5% for the third quarter and 51.6% for the first nine months of the prior year. The decreased cost of products sold percentages in the third quarter and first nine months of fiscal year 2002 was primarily attributable to increased sales of higher margin products and lower manufacturing costs.

Compared to the prior year, advertising, marketing, selling and administrative expenses in fiscal year 2002 increased $26.7 million or 10.9% for the third quarter and $65.3 million or 9.1% for the first nine months. The increase primarily resulted from the higher selling and administrative costs associated with the growth of the Sally Beauty Company business and higher expenditures for advertising and marketing.

Advertising and marketing expense was $47.6 million for the third quarter and $140.9 million for the first nine months of fiscal 2002 versus $47.1 million for the third quarter and $134.8 million for the first nine months of fiscal year 2001. The increase in advertising and marketing expense for the first nine months of fiscal year 2002 versus the prior year primarily resulted from higher advertising expenditures for North America.

The provision for income taxes as a percentage of earnings before income taxes was 35.0% for the third quarter and first nine months of fiscal year 2002 compared to 34.0% for the third quarter and first nine months of the prior year. The higher tax rate for the first half of fiscal year 2002 is mainly due to the mix of foreign taxable earnings.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

FINANCIAL CONDITION

June 30, 2002 versus September 30, 2001

Working capital at June 30, 2002 was $483.0 million, a decrease of $3.6 million from $486.6 million at September 30, 2001. The resulting ratio of current assets to current liabilities was 2.13 to 1.00 at June 30, 2002 compared to 2.25 to 1.00 at September 30, 2001. The decrease in fiscal year 2002 working capital and the ratio of current assets to current liabilities was primarily due to the cash paid for the acquisitions of Armstrong-McCall and other full-service beauty supply distributors by Sally Beauty Company and capital expenditures, offset in part by working capital generated from operations.

Cash and cash equivalents decreased $52.5 million during the first nine months of fiscal year 2002 primarily due to the $100.6 million of acquisitions of full-service beauty supply distributors by Sally Beauty Company, the repurchase of $40.0 million of accounts receivable previously sold under the company’s conduit facility and $45.1 million of capital expenditures, partially offset by cash flows from operating activities.

Accounts receivable increased $48.4 million to $218.0 million during the first nine months of fiscal year 2002 primarily due to the repurchase of $40.0 million of accounts receivable previously sold under the company’s conduit facility.

Inventories increased $35.3 million or 7.4% to $513.6 million during the first nine months of fiscal year 2002 principally due to the acquisitions of full-service beauty supply distributors and the growth of Sally Beauty Company.

Net goodwill increased $76.0 million during the first nine months of fiscal year 2002 mainly due to goodwill from acquisitions during the year, partially offset by the effects of foreign exchange rates.

Accounts payable increased $23.3 million to $214.7 million during the first nine months of fiscal year 2002 primarily due to increased inventory levels required to support sales growth and the timing of vendor payments.

Accrued expenses increased $29.0 million to $194.5 million primarily due to higher accruals for advertising and marketing, compensation and insurance expenditures.

Income taxes payable and deferred income taxes decreased $16.9 million to $52.7 million during the first nine months of fiscal year 2002 mainly due to the timing of tax payments and tax benefits realized from the exercise of employee stock options in fiscal year 2002.

Accumulated other comprehensive income—foreign currency translation increased $14.0 million during the first nine months of fiscal year 2002 primarily due to the effect of the devaluation of the Argentine Peso.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for business combinations. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, requires companies to discontinue the amortization of goodwill and certain other intangible assets and requires an impairment test of existing goodwill and certain other intangible assets based on a fair value method. The company adopted SFAS No. 141 in the fourth quarter of fiscal year 2001. The company also adopted SFAS No. 142 in the fourth quarter of fiscal year 2001 for new acquisitions and in the first quarter of fiscal year 2002 for previously acquired intangibles. In accordance with SFAS No. 142, the company determined that its trade names have indefinite lives and, therefore, the amortization of trade names was discontinued effective October 1, 2001. Based on the results of the company’s transitional impairment testing, no impairment of indefinite-lived trade names existed at October 1, 2001. In addition, as required bySFAS No. 142, the company ceased the amortization of goodwill effective October 1, 2001. In accordance with the adoption provisions of SFAS No. 142, the company has completed the required transitional goodwill impairment tests and has determined that goodwill was not impaired as of October 1, 2001, the date of adoption. Prospectively, goodwill will be reviewed for impairment at least annually, with its ongoing recoverability monitored based on applicable reporting unit performance and consideration of significant events or changes in the overall business environment.

In accordance with SFAS No. 142, fiscal year 2001 results in the consolidated statement of earnings have not been restated for the effects of ceasing goodwill and trade name amortization. Had goodwill and trade name amortization been discontinued effective October 1, 2000, net earnings and earnings per share for the three and nine months ended June 30, 2002 and 2001 would have been as follows (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Reported net earnings	$36,401	29,071	98,345	78,589
Elimination of goodwill and trade name amortization, net of income taxes	—	2,152	—	6,384

Pro forma net earnings	$36,401	31,223	98,345	84,973

Reported basic net earnings per share	$0.63	0.52	1.72	1.40

Elimination of goodwill and trade name amortization, net of income taxes	—	0.03	—	0.11

Pro forma basic net earnings per share	$0.63	0.55	1.72	1.51

Reported diluted net earnings per share	$0.61	0.50	1.66	1.36

Elimination of goodwill and trade name amortization, net of income taxes	—	0.04	—	0.11

Pro forma diluted net earnings per share	$0.61	0.54	1.66	1.47

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

NEW ACCOUNTING PRONOUNCEMENTS (Continued)

The change in the carrying amount of goodwill by operating segment for the nine months ended June 30, 2002 is as follows (in thousands):

	Consumer Products		Specialty Distribution- Sally
	North America	International		Total
Goodwill, net:
Balance as of September 30, 2001	$69,379	79,648	115,312	264,339

Additions, net of purchase price adjustments	(216)	—	88,473	88,257

Foreign currency translation effect	—	(12,807)	549	(12,258)

Balance as June 30, 2002	$69,163	66,841	204,334	340,338

Indefinite-lived trade names by operating segment at June 30, 2002 and September 30, 2001 are as follows (in thousands):

	June 30, 2002	September 30, 2001
Trade names, net:
Consumer products:
Alberto-Culver North America	$45,412	45,414
Alberto-Culver International	30,148	33,857

Total consumer products	75,560	79,271
Specialty distribution – Sally	223	261

	$75,783	79,532

In May 2000, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, “Accounting for Certain Sales Incentives.” EITF Issue No. 00-14 addresses the recognition, measurement and income statement classification for various types of sales incentives including coupons, rebates and free products. In April 2001, the EITF reached a consensus on Issue
No. 00-25,” Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” EITF Issue
No. 00-25 addresses the income statement classification for various types of consideration paid by a vendor to a retailer. The company adopted the provisions of EITF Issue Nos. 00-14 and 00-25 in the first quarter of fiscal year 2002. In connection with the adoption of EITF Issue Nos. 00-14 and 00-25, the company reclassified certain amounts for the third quarter and first nine months of fiscal year 2001 to conform to the current year presentation resulting in a $29.4 million reduction in net sales, a $1.9 million increase in cost of products sold and a $31.3 million decrease in promotion expense for the three months ended June 30, 2001 and an $88.7 million reduction in net sales, a $7.7 million increase in cost of products sold and a $96.4 million decrease in promotion expenses for the nine months ended June 30, 2001. Consolidated net earnings were not affected by these reclassifications.

In August, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including the presentation of discontinued operations in the statement of earnings. The companyis required to adopt the provisions of SFAS No. 144 no later than the first quarter of fiscal year 2003 and does not expect its implementation to have a material effect on the consolidated financial statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein, if any, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s current expectations and assessments of risks and uncertainties and reflect various assumptions concerning anticipated results, which may or may not prove to be correct. Some of the factors that could cause actual results to differ materially from estimates or projections contained in such forward-looking statements include the pattern of brand sales, including variations in sales volume within periods; competition within the relevant product markets, including the ability to develop and successfully introduce new products, ensuring product quality, pricing, promotional activities, introduction of competing products, continuing customer acceptance of existing products and loss of distributorship rights; risks inherent in acquisitions and strategic alliances; the loss of one or more key employees; the effects of a prolonged United States or global economic downturn or recession; changes in costs, including changes in labor costs, raw material prices or advertising and marketing expenses; the costs and effects of unanticipated legal or administrative proceedings; variations in political, economic or other factors such as currency exchange rates, inflation rates, tax changes, legal and regulatory changes or other external factors over which Alberto-Culver Company has no control. Alberto-Culver Company has no obligation to update any forward-looking statement in this Quarterly Report on Form 10-Q or any incorporated document.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the company’s market risk during the three months or nine months ended June 30, 2002.

On May 1, 2002, the company entered into an interest rate swap agreement with a notional amount of $100 million in order to convert a portion of its fixed rate 8.25% senior notes into a variable rate obligation. The swap agreement, which was terminated subsequent to June 30, 2002, had a maturity date of November 1, 2005, and was designated as a fair value hedge. Under the interest rate swap agreement, the company was to receive semi-annual interest payments at a fixed rate of 8.25% and was required to make semi-annual interest payments at a variable rate based on a fixed spread over the six-month London Interbank Offered Rate (“LIBOR”). The differential to be received on the interest rate swap for the six months ended November 1, 2002, was being amortized over that period as a reduction of interest expense. On a pro-forma basis taking into account the interest rate swap, approximately 69% of the company’s $322.5 million of long-term debt at June 30, 2002 was based on a fixed interest rate with the remaining 31% based on a variable interest rate. The fair value of the interest rate swap as of June 30, 2002 was a gain of $1.1 million, which was included in other assets on the consolidated balance sheet with an offsetting amount included in long-term debt.

On July 24, 2002, the company terminated the interest rate swap resulting in a gain of $2.8 million. The gain will be amortized over the remaining term of the 8.25% senior notes (due in November, 2005) as a reduction of interest expense.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

PART II

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

99(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

No report on Form 8-K was filed by the registrant during the quarter ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBERTO-CULVER COMPANY (Registrant)

By:	/s/ WILLIAM J. CERNUGEL
William J. Cernugel Senior Vice President and Chief Financial Officer (Principal Financial Officer)

August 8, 2002