Form 10-K
period 2002-09-30
ALBERTO CULVER CO
filed 2002-12-12
CIK 3327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED:

SEPTEMBER 30, 2002

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-5050

ALBERTO-CULVER COMPANY

(Exact name of registrant as specified in its charter)

Delaware	36-2257936
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2525 Armitage Avenue Melrose Park, Illinois	60160
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (708) 450-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $.22 per share	New York Stock Exchange
Class B Common Stock, par value $.22 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

The aggregate market value of common stock held by non-affiliates (assuming for this purpose only that all directors and executive officers are affiliates) on November 15, 2002 was $1.10 billion for Class A Common Stock and $1.18 billion for Class B Common Stock.

At November 15, 2002, there were 26,106,585 shares of Class A Common Stock outstanding and 32,331,640 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II	Portions of annual report to stockholders for the year ended September 30, 2002, as specifically described herein.

Part III	Portions of proxy statement and notice of annual meeting of stockholders on January 23, 2003, as specifically described herein.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference herein include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s current expectations and assessments of risks and uncertainties and reflect various assumptions concerning anticipated results, which may or may not prove to be correct. Some of the factors that could cause actual results to differ materially from estimates or projections contained in such forward-looking statements include: the pattern of brand sales, including variations in sales volume within periods; competition within the relevant product markets, including the ability to develop and successfully introduce new products, ensuring product quality, pricing, promotional activities, introduction of competing products and continuing customer acceptance of existing products; loss of distributorship rights; risks inherent in acquisitions and strategic alliances; the loss of one or more key employees; the effects of a prolonged United States or global economic downturn or recession; changes in costs, including changes in labor costs, raw material prices or advertising and marketing expenses; the costs and effects of unanticipated legal or administrative proceedings; and variations in political, economic or other factors such as currency exchange rates, inflation rates, tax changes, legal and regulatory changes or other external factors over which Alberto-Culver Company has no control. Alberto-Culver Company has no obligation to update any forward-looking statement in this Annual Report on Form 10-K or any incorporated document.

PART I

ITEM 1. BUSINESS

BUSINESS SEGMENTS AND GEOGRAPHIC AREA INFORMATION

Alberto-Culver Company and its consolidated subsidiaries (herein referred to collectively as the “company,” unless indicated otherwise) have three principal business segments. The company’s consumer products business includes two segments, “Alberto-Culver North America” and “Alberto-Culver International,” which develop, manufacture, distribute and market branded consumer products worldwide. These branded consumer products consist of beauty and health care products and food and household products. Alberto-Culver North America includes the company’s consumer products operations in the United States and Canada while Alberto-Culver International sells consumer products in more than 120 other countries. Beauty and health care products accounted for approximately 34%, 35% and 36% of the company’s consolidated net sales for the years ended September 30, 2002, 2001 and 2000, respectively. Food and household products accounted for approximately 4%, 5% and 5% of the company’s consolidated net sales for the years ended September 30, 2002, 2001 and 2000, respectively.

The company’s third segment, “Specialty distribution – Sally”, consists of Sally Beauty Company which is comprised of two operations: (1) Sally Beauty Supply, a domestic and international chain of cash-and-carry outlets offering professional beauty supplies to both salon professionals and retail consumers and (2) Beauty Systems Group (BSG), a full-service beauty products distributor offering professional brands directly to salons and through professional-only outlets in exclusive geographical territories. Sales of the Specialty distribution - Sally business segment accounted for approximately 62%, 60% and 59% of the company’s consolidated net sales for the years ended September 30, 2002, 2001 and 2000, respectively.

Effective October 1, 2002, the company’s consumer products business was reorganized into two divisions. A new division, Alberto-Culver Consumer Products Worldwide, is comprised of the former Alberto-Culver North America business segment and the former Alberto-Culver International business segment excluding the operations of Cederroth International. The second division is Cederroth International, which manufactures, markets and distributes beauty and health care products throughout Scandinavia and Europe. Beginning in fiscal year 2003, the company will have two segments for financial reporting: Global Consumer Products, which includes the two new consumer products divisions, and Specialty Distribution - Sally, which is the same as the former segment.

Financial information about business segments and geographic area information is incorporated herein by reference to the “Business Segments and Geographic Area Information” note of the “Notes to Consolidated Financial Statements” in the company’s annual report to stockholders for the year ended September 30, 2002.

Alberto-Culver North America

The company’s major beauty and health care products marketed in the United States include the Alberto VO5, TRESemmé and Consort lines of hair care products, the St. Ives Swiss Formula line of hair and skin care products, FDS feminine deodorant sprays and the Soft & Beautiful, Just For Me, Comb-Thru, Motions and TCB lines of ethnic hair care products. Food and household products sold in the United States include Mrs. Dash salt-free seasoning blends, Molly McButter butter flavor sprinkles, SugarTwin sugar substitute and Static Guard anti-static spray.

In Canada, the company sells most of the products marketed in the United States along with the Alberto European and Alberto Balsam lines of hair care products.

The Alberto-Culver North America segment also includes the manufacturing of custom label personal care products in the United States for other companies.

Alberto-Culver International

In the United Kingdom and Europe, the company sells products such as the Alberto VO5, Advanced Alberto VO5 and Alberto Balsam lines of hair care products and the St. Ives Swiss Formula line of hair and skin care products. Indola professional hair colors, shampoos, conditioners and styling products are marketed throughout Europe and other international markets.

In Latin America, the significant products sold by the company include the Alberto VO5, Alberto Get Set and Antiall lines of hair care products, the St. Ives Swiss Formula line of hair and skin care products, Veritas soap and deodorant body powder products and Farmaco soap products. The company’s principal markets in Latin America are Mexico, Puerto Rico and the Caribbean, Argentina and Chile.

The company manufactures, markets and distributes beauty and health care products throughout Scandinavia and Europe through its Cederroth International subsidiary headquartered in Sweden. Such products include Salve adhesive bandages, Alberto VO5 hair care products, Samarin antacids, Seltin salt substitute, Topz cotton buds, Savette wet wipes, Bliw liquid soaps, Date anti-perspirants and cologne for women, Alberto Family Fresh shampoo and shower products, Suketter artificial sweetener, the St. Ives Swiss Formula line of hair and skin care products, HTH and L300 skin care products, Grumme Tvattsapa detergents and Pharbio natural pharmaceuticals. The company also distributes Jordan toothbrushes in Scandinavia. Soraya skin care products are sold in Poland and Eastern Europe.

The company’s products are also sold in Australia, Asia and Africa.

Specialty Distribution – Sally

Sally Beauty Company operates a network of cash-and-carry professional beauty supply stores under the name Sally Beauty Supply and also sells professional beauty products to hairdressers, beauticians and cosmetologists through its Beauty Systems Group full-service distribution business.

As of September 30, 2002, Sally Beauty Company, including its Beauty Systems Group, had 2,712 stores, including 130 franchise stores, in the United States, Puerto Rico, the United Kingdom, Canada, Japan, Germany and Mexico.

Sally Beauty Supply stores provide salon owners, hairdressers and consumers with an extensive selection of hair care products, cosmetics, styling appliances and other beauty items, including brands such as Wella, Clairol, Revlon and L’Oreal. Sally Beauty Supply stores’ professional customers purchase salon supplies at a discount, while its retail customers purchase professional products at a higher price. As of September 30, 2002, there were 2,177 Sally Beauty Supply stores in the United States, Puerto Rico, the United Kingdom, Japan, Germany and Mexico.

Beauty Systems Group distributes professional beauty products to salons in exclusive, licensed territories in the Northeast, East, Southeast, Midwest, Midsouth and Southwest United States and portions of Canada and Mexico. Beauty Systems Group operates 535 stores, including 130 franchise stores, as of September 30, 2002 that are open exclusively to the salon professional and maintains a sales force that consists of over 900 professional distributor sales consultants who call on the salons directly. In addition to selling professional beauty products, these sales consultants train salon operators and owners in new styles, techniques and business practices. The brands sold in the Beauty Systems Group stores and through professional distributor sales consultants, such as Matrix, Paul Mitchell, Graham Webb, Redken, TIGI and Sebastian, are sold to consumers exclusively through salons and are not available at Sally Beauty Supply stores.

PRODUCT DEVELOPMENT AND MARKETING

Many of the company’s consumer products are developed in the company’s laboratories. In fiscal year 2002, the company opened a new research and development facility at its corporate headquarters. The company has established global structures for operations and research and development, which are designed to enable the company to implement cost-savings initiatives more quickly on a broad scale and to shorten the time that it takes to develop an idea into a market-ready product. New products introduced by the company are assigned product managers, who guide the products from development to the consumer. The product managers are responsible for the overall marketing plans for the products and coordinate advertising and marketing activities.

The company allocates a large portion of its revenues to the advertising and marketing of consumer beauty products. Net earnings are materially affected by these expenditures, which are charged against income in the period incurred. Advertising and marketing expenditures were $189.1 million, $179.0 million and $162.7 million in fiscal years 2002, 2001 and 2000, respectively.

The company regards television as the best medium for advertising and uses it to conduct extensive network, spot and cable television advertising campaigns. The company also advertises through other media such as newspapers, magazines and radio, as well as through Sally Beauty Company’s direct mailings to customers.

Extensive advertising and marketing are required to build and protect a branded consumer product’s market position. The company believes there is significant consumer awareness of its major brands and that such awareness is an important factor in the company’s operating results.

COMPETITION

The domestic and international markets for the company’s branded consumer products are highly competitive and sensitive to changes in consumer preferences and demands. The company’s competitors range in size from large, highly diversified companies (some of which have substantially greater financial resources than the company) to small, specialized producers. The company competes primarily on the basis of innovation, product quality and price and believes that brand loyalty and consumer acceptance are also important factors to the company’s success.

Sally Beauty Company experiences domestic and international competition from a wide range of retail outlets, including mass merchandisers, drug stores and supermarkets, carrying a full line of beauty and health care products. In addition, Sally Beauty Company competes with local and regional cash-and-carry beauty supply stores and full-service dealers selling directly to salons through both professional distributor sales consultants and outlets open only to salon professionals. Sally also faces competition from certain manufacturers which use their own sales forces to distribute their professional beauty products directly to salons.

DISTRIBUTION

The company’s sales force and independent brokers sell its retail beauty and health care products and food and household products by calling upon retail outlets such as mass merchandisers, supermarkets, drug stores, dollar stores, wholesalers and variety stores.

The company’s sales representatives and brokers sell its professional hair care products primarily for the ethnic market in the United States to beauty supply outlets and to beauty distributors, who in turn sell to beauty salons, barber shops and beauty schools.

The company’s products are sold internationally in more than 120 countries, primarily through direct sales by its subsidiaries, independent distributors and licensees. The company’s foreign operations are subject to risks inherent in transactions involving foreign currencies and political uncertainties.

Sally Beauty Company, including its Beauty Systems Group, sells professional beauty supplies through its 2,712 stores, including 130 franchises, located in 48 states, Puerto Rico, the United Kingdom, Canada, Japan, Germany and Mexico. Sally Beauty Supply stores are self-service, cash-and-carry and are primarily located in strip shopping centers. Sally operates the largest domestic chain of cash-and-carry beauty supply stores and, as such, is a major customer of some of the company’s competitors in the personal care products industry. In addition, Beauty Systems Group distributes products in exclusive, licensed territories in the Northeast, Midwest, Midsouth, East, Southeast and Southwest United States and portions of Canada and Mexico to the professional market through its stores and over 900 professional distributor sales consultants. Sally sells Alberto-Culver’s professional hair care products, but these products represent only a small portion of Sally’s selection of salon brands.

EMPLOYEES

In its domestic and foreign operations, the company had approximately 16,900 full-time equivalent employees as of September 30, 2002, consisting of approximately 10,000 hourly personnel and 6,900 salaried employees. At September 30, 2001, the company had approximately 16,100 full-time equivalent employees. The increase in employees during fiscal year 2002 is principally due to the expansion of Sally’s Beauty Systems Group full-service operations and the growth in the number of Sally Beauty Supply stores.

Certain subsidiaries of the company have union contracts covering production, warehouse, shipping and maintenance personnel. The company considers relations with its employees to be satisfactory.

REGULATION

The company is subject to the regulations of a number of federal and state agencies, including the Food and Drug Administration and the Federal Trade Commission.

TRADEMARKS AND PATENTS

The company’s trademarks, certain of which are material to its business, are registered or legally protected in the United States, Canada and other countries throughout the world in which products of the company are sold. Although the company owns patents and has other patent applications pending, its business is not materially dependent upon patents or patent protection.

ITEM 2. PROPERTIES

The company’s properties, plants and equipment are maintained in good condition and are suitable and adequate to support the business. The company’s principal properties and their general characteristics are described below:

Location	Type of Facility	Business Segment

Company-Owned Properties:

Melrose Park, Illinois

• 2525 Armitage Avenue	Corporate Office, Manufacturing, Warehouse	(1)

• 2020 and 2040 Indian Boundary Drive	Office, Warehouse	(1)

• 2150 N. 15th Avenue	Manufacturing, Warehouse	(1)

• 2100 N. 15th Avenue	Warehouse	(1)

Basingstoke, Hampshire, England	Office	(2)

Buenos Aires, Argentina	Office, Manufacturing, Warehouse	(2)

Columbus, Ohio	Warehouse	(3)

Dallas, Texas	Office, Manufacturing, Warehouse	(1)

Denton, Texas	Office, Warehouse	(3)

Falun, Sweden	Office, Manufacturing, Warehouse	(2)

Jacksonville, Florida	Warehouse	(3)

Madrid, Spain	Office, Manufacturing, Warehouse	(2)

Naguabo, Puerto Rico	Manufacturing, Warehouse	(1) (2)

Naucalpan de Juarez, Mexico	Office, Manufacturing, Warehouse	(2)

North Rocks, New South Wales, Australia	Office, Manufacturing, Warehouse	(2)

Radzymin, Poland	Office, Manufacturing, Warehouse	(2)

Reno, Nevada	Warehouse	(3)

Swansea, Wales, England	Office, Manufacturing, Warehouse	(2)

Toronto, Ontario, Canada	Office, Manufacturing, Warehouse	(1)

Leased Properties:

Albertslund, Denmark	Office, Warehouse	(2)

Atlanta, Georgia	Warehouse	(1)

Auckland, New Zealand	Office, Warehouse	(2)

Austin, Texas	Office, Warehouse	(3)

Blackburn, Lancashire, England	Warehouse	(3)

Carlisle, Pennsylvania	Office, Warehouse	(1)

Chatsworth, California	Office, Manufacturing, Warehouse	(1)

Espoo, Finland	Office, Warehouse	(2)

Geneva, Switzerland	Office	(2)

Greenville, Ohio	Office, Warehouse	(3)

Kitchener, Ontario, Canada	Office, Warehouse	(3)

Laurel, Maryland	Office, Warehouse	(3)

Macedonia, Ohio	Office, Warehouse	(3)

Macon, Georgia	Office, Warehouse	(3)

Mocksville, North Carolina	Office, Warehouse	(3)

Monroe, Connecticut	Office, Warehouse	(3)

Ontario, California	Warehouse	(1)

Paducah, Kentucky	Office, Warehouse	(3)

Rakkestad, Norway	Office, Warehouse	(2)

Reading, Berkshire, England	Office	(3)

Regina, Saskatchewan, Canada	Office, Warehouse	(3)

Spartanburg, South Carolina	Office, Warehouse	(3)

Stockholm, Sweden	Office, Manufacturing, Warehouse	(2)

Surrey, British Columbia, Canada	Office, Warehouse	(3)

Toronto, Ontario, Canada	Office, Warehouse	(3)

Various (2,582 locations in 48 states, Puerto Rico, the United Kingdom, Canada, Mexico, Japan and Germany)	Sally Beauty Company Stores	(3)

(1)	Alberto-Culver North America
(2)	Alberto-Culver International
(3)	Specialty Distribution - Sally

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended September 30, 2002.

EXECUTIVE OFFICERS

The following table sets forth the names and current positions of the registrant’s executive officers, including their five-year business history and ages. Executive officers of the company and its subsidiaries are elected annually.

Name _____	Current Position and Five-Year Business History __________________________________________	Age ___

Leonard H. Lavin (1)	Chairman	83

Howard B. Bernick (1)	President and Chief Executive Officer	50

Bernice E. Lavin (1)	Vice Chairman, Secretary and Treasurer	77

Carol L. Bernick (1)
Since June, 2002 – Vice Chairman and Assistant Secretary, Alberto-Culver Company, President, Alberto-Culver Consumer Products Worldwide, a division of the registrant, and President, Alberto-Culver USA, Inc., a subsidiary of the registrant; January, 1999 to June, 2002 – Vice Chairman and Assistant Secretary, Alberto-Culver Company, President, Alberto-Culver North America, a division of the registrant and President, Alberto-Culver USA, Inc; April, 1998 to January, 1999 – Vice Chairman and Assistant Secretary, Alberto-Culver Company and President, Alberto-Culver North America; October, 1994 to April, 1998 – Executive Vice President and Assistant Secretary, Alberto-Culver Company and President, Alberto-Culver USA, Inc.
		50

William J. Cernugel	Since May, 2000 – Senior Vice President and Chief Financial Officer; previously Senior Vice President, Finance for more than five years.	60

John R. Berschied, Jr.	Since May, 2000 – Group Vice President, Worldwide Research and Development; January, 2000 to May, 2000 – Director Technology and Innovation Management, Arthur D. Little, Inc.; February, 1993 – December, 1999 – Senior Vice President, Global Research, Development and Engineering, S.C. Johnson and Son, Inc.	59

Michael H. Renzulli	President, Sally Beauty Company, Inc., a subsidiary of registrant.	62

Gary P. Schmidt	Vice President, General Counsel and Assistant Secretary	51

(1)	Leonard H. Lavin and Bernice E. Lavin are husband and wife. Carol L. Bernick is the wife of Howard B. Bernick and the daughter of Mr. and Mrs. Lavin.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On September 1, 2002, the company issued 221,271 Class A common shares to Wayne Clark in connection with the acquisition of all of the outstanding shares of Monarch Beauty Supply. Total consideration received by the company for these shares was $10.0 million. The sale of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 due to the fact that all the shares were sold to one individual who was financially sophisticated. The certificates for the Class A common shares have a legend that restricts transfers to those in compliance with the applicable securities laws and regulations.

Information regarding the market for common equity and related stockholder matters required by this Item are incorporated herein by reference to the section entitled “Market Price of Common Stock and Cash Dividends Per Share” and note 4 of the “Notes to Consolidated Financial Statements” in the registrant’s annual report to stockholders for the year ended September 30, 2002.

ITEM 6. SELECTED FINANCIAL DATA

Information required for this Item is incorporated herein by reference to the section entitled “Selected Financial Data” in the registrant’s annual report to stockholders for the year ended September 30, 2002.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required for this Item is incorporated herein by reference to the section entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the registrant’s annual report to stockholders for the year ended September 30, 2002.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required for this Item is incorporated herein by reference to the section entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the registrant’s annual report to stockholders for the year ended September 30, 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required for this Item is incorporated herein by reference to the consolidated financial statements and notes and “Independent Auditors’ Report” of KPMG LLP in the registrant’s annual report to stockholders for the year ended September 30, 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required for this Item regarding the directors of the company and regarding delinquent filers pursuant to Item 405 of Regulation S-K is incorporated herein by reference to the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”, respectively, in the registrant’s proxy statement for its annual meeting of stockholders on January 23, 2003. Information concerning Executive Officers of the registrant is included in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

Information required for this Item is incorporated herein by reference to the section entitled “Executive Compensation” in the registrant’s proxy statement for its annual meeting of stockholders on January 23, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required for this Item is incorporated herein by reference to the sections entitled “Share Ownership of Directors and Executive Officers,” “Principal Stockholders” and “Equity Compensation Plan Information” in the registrant’s proxy statement for its annual meeting of stockholders on January 23, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required for this Item is incorporated herein by reference to the section entitled “Certain Business Relationships” in the registrant’s proxy statement for its annual meeting of stockholders on January 23, 2003.

ITEM 14. CONTROLS AND PROCEDURES

(a)
Within 90 days prior to the date of the filing of this annual report on Form 10- K, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the chief executive officer and the chief financial officer of the company have concluded that Alberto-Culver Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)
There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. There were no significant deficiencies or material weaknesses and, therefore, there were no corrective actions taken.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)                          Documents filed as part of this report:

1.	Financial statements:

The consolidated financial statements and notes to be included in Part II, Item 8 are incorporated by reference to the registrant’s annual report to stockholders for the year ended September 30, 2002, which is filed as an exhibit to this report.

2.	Financial statement schedules:

Description	Schedule
Valuation and Qualifying Accounts	II

Schedules I, III, IV, and V are omitted as the information required by these schedules is not applicable.

3.	Exhibits:

Exhibit Number	Description

3(i)(a)
Copy of Restated Certificate of Incorporation of Alberto-Culver Company (filed as Exhibit 3(a) and incorporated herein by reference from the company’s Form 10-K Annual Report for the year ended September 30, 1988).

3(i)(b)
Copy of the amendment to the Restated Certificate of Incorporation of Alberto-Culver Company (filed as Exhibit 3(i)(c) and incorporated herein by reference from the company’s Form 10-Q Quarterly Report for the quarter ended March 31, 1997).

3(i)(c)
Copy of proposed Restated Certificate of Incorporation of Alberto-Culver Company, subject to shareholder approval at the annual meeting of shareholders on January 23, 2003 (filed as Annex A and incorporated herein by reference from the company’s proxy statement for its annual meeting of stockholders on January 23, 2003).

3(ii)
Copy of the By-Laws of Alberto-Culver Company, as amended (filed as Exhibit 3(ii) and incorporated herein by reference from the company’s Form 10-K Annual Report for the year ended September 30, 2000).

4
Certain instruments defining the rights of holders of long-term obligations of the registrant and certain of its subsidiaries (the total amount of securities authorized under each of which does not exceed ten percent of the registrant’s consolidated assets) are omitted pursuant to part 4 (iii) (A) of Item 601 (b) of Regulation S-K. The registrant agrees to furnish copies of any such instruments to the Securities and Exchange Commission upon request.

3.	Exhibits: (continued)

Exhibit Number	Description

4 (a)
Copy of Indenture dated June 10, 1998 between Alberto-Culver Company and The First National Bank of Chicago, as Trustee (filed as Exhibit 4(a) and incorporated herein by reference from the company’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998).

4 (b)	Copy of 6.375% Debentures due June 15, 2028 (filed as Exhibit 4(b) and incorporated herein by reference from the company’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998).

4 (c)	Copy of 8.25% Notes due November 1, 2005 (filed as Exhibit 4 and incorporated herein by reference from the company’s Form 8-K dated March 28, 2000).

10 (a)	Copy of Alberto-Culver Company Management Incentive Plan, as amended*.

10 (b)	Copy of Alberto-Culver Company Employee Stock Option Plan of 1988, as amended*.

10 (c)
Copy of Alberto-Culver Company 1994 Shareholder Value Incentive Plan, as amended* (filed as Exhibit 10.4 and incorporated herein by reference from the company’s proxy statement for its annual meeting of stockholders on January 23, 2003).

10 (d)	Copy of Alberto-Culver Company 1994 Restricted Stock Plan, as amended*.

10 (e)	Copy of Alberto-Culver Company 1994 Stock Option Plan for Non-Employee Directors, as amended*.

10 (f)
Copy of Split Dollar Life Insurance Agreement dated September 30, 1993 between Alberto-Culver Company and the trustee of the Lavin Survivorship Insurance Trust* (filed as Exhibit 10(e) and incorporated herein by reference from the company’s Form 10-K Annual Report for the year ended September 30, 1993).

10 (g)
Form of Severance Agreement between Alberto-Culver Company and named executive officers* (filed as Exhibit 10(f) and incorporated herein by reference from the company’s Form 10-Q Quarterly Report for the quarter ended December 31, 1996).

10 (h)	Copy of Credit Agreement dated as of September 11, 2002 among Alberto-Culver Company, Bank of America, N.A. as administrative agent and the other financial institutions being parties thereto.

10 (i)
Copy of the Alberto-Culver Company Executive Deferred Compensation Plan, as amended* (filed as Exhibit 10(i) and incorporated herein by reference from the company’s Form 10-Q Quarterly Report for the quarter ended December 31, 1999).

10 (j)
Form of Amendment of Severance Agreement between Alberto-Culver Company and named executive officers* (filed as Exhibit 10(j) and incorporated herein by reference from the Company’s Form 10-K Annual Report for the year ended September 30, 1999).

3.		Exhibits: (continued)

Exhibit Number		Description

10	(k)
Form of Key Executive Deferred Compensation Agreement between Alberto-Culver Company and certain of its officers, and schedule setting forth the registrant’s named executive officers (as defined in Item 402 of Regulation S-K) who are parties to such an agreement and the material terms of each such named executive officer’s agreement* (filed as Exhibit 10(k) and incorporated herein by reference from the company’s Form 8-K dated March 23, 2000).

10	(l)
Copy of the Alberto-Culver Company Deferred Compensation Plan for Non-Employee Directors* (filed as Exhibit 10(n) and incorporated herein by reference from the company’s Form 10-K Annual Report for the year ended September 30, 2001).

10	(m)
Copy of the Alberto-Culver Company Employee Stock Option Plan of 2003, subject to shareholder approval at the annual meeting of shareholders on January 23, 2003* (filed as Exhibit 10.1 and incorporated herein by reference from the company’s proxy statement for its annual meeting of stockholders on January 23, 2003).

10	(n)
Copy of Alberto-Culver Company 2003 Restricted Stock Plan, subject to shareholder approval at the annual meeting of shareholders on January 23, 2003* (filed as Exhibit 10.3 and incorporated herein by reference from the company’s proxy statement for its annual meeting of stockholders on January 23, 2003).

10	(o)
Copy of Alberto-Culver Company 2003 Stock Option Plan for Non-Employee Directors, subject to shareholder approval at the annual meeting of shareholders on January 23, 2003* (filed as Exhibit 10.2 and incorporated herein by reference from the company’s proxy statement for its annual meeting of stockholders on January 23, 2003).

13		Portions of annual report to stockholders for the year ended September 30, 2002 incorporated herein by reference.

21		Subsidiaries of the Registrant

23		Consent of KPMG LLP

99	(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* This exhibit is a management contract or compensatory plan or arrangement of the registrant.

(b)		Reports on Form 8-K:

A Form 8-K was filed on August 9, 2002, under Item 9, attaching copies of sworn statements submitted to the Securities and Exchange Commission by Principal Executive Officer, Howard B. Bernick, and Principal Financial Officer, William J. Cernugel, of Alberto-Culver Company pursuant to Securities and Exchange Commission Order No. 4-460.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of December, 2002.

ALBERTO-CULVER COMPANY

By:	/s/ Howard B. Bernick
Howard B. Bernick President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leonard H. Lavin Leonard H. Lavin	Chairman of the Board and Director	December 12, 2002

/s/ Howard B. Bernick Howard B. Bernick	President, Chief Executive Officer and Director (Principal Executive Officer)	December 12, 2002

/s/ Bernice E. Lavin Bernice E. Lavin	Vice Chairman, Secretary, Treasurer and Director	December 12, 2002

/s/ Carol L. Bernick Carol L. Bernick	Vice Chairman, President, Alberto-Culver Consumer Products Worldwide, Assistant Secretary and Director	December 12, 2002

/s/ William J. Cernugel William J. Cernugel	Senior Vice President and Chief Financial Officer (Principal Financial & Accounting Officer)	December 12, 2002

/s/ A. Robert Abboud A. Robert Abboud	Director	December 12, 2002

/s/ A.G. Atwater, Jr. A.G. Atwater, Jr.	Director	December 12, 2002

/s/ James G. Brocksmith, Jr. James G. Brocksmith, Jr.	Director	December 12, 2002

/s/ Jim Edgar Jim Edgar	Director	December 12, 2002

/s/ King Harris King Harris	Director	December 12, 2002

/s/ John A. Miller John A. Miller	Director	December 12, 2002

/s/ Allan B. Muchin Allan B. Muchin	Director	December 12, 2002

/s/ Robert H. Rock Robert H. Rock	Director	December 12, 2002

/s/ Sam J. Susser Sam J. Susser	Director	December 12, 2002

/s/ William W. Wirtz William W. Wirtz	Director	December 12, 2002

CERTIFICATION PURSUANT TO
RULES 13a-14 and 15d-14 OF THE EXCHANGE ACT

I, Howard B. Bernick, certify that:

1.	I have reviewed this annual report on Form 10-K of Alberto-Culver Company;

2.
Based on my knowledge, this annual report on Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report on Form 10-K;

3.
Based on my knowledge, the financial statements and other financial information included in this annual report on Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report on Form 10-K;

4.	The company’s other certifying officer and I:

a)	are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the company;

b)
have designed such disclosure controls and procedures to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report on Form 10-K is being prepared;

c)
have evaluated the effectiveness of the company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report on Form 10-K (the “Evaluation Date”); and

d)	have presented in this annual report on Form 10-K our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the company’s auditors and the audit committee of the company’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the company’s ability to record, process, summarize and report financial data and have identified for the company’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the company’s internal controls; and

6.
The company’s other certifying officer and I have indicated in this annual report on Form 10-K whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 12, 2002

/s/ Howard B. Bernick
Howard B. Bernick President and Chief Executive Officer

CERTIFICATION PURSUANT TO
RULES 13a-14 and 15d-14 OF THE EXCHANGE ACT

I, William J. Cernugel, certify that:

1.	I have reviewed this annual report on Form 10-K of Alberto-Culver Company;

2.
Based on my knowledge, this annual report on Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report on Form 10-K;

3.
Based on my knowledge, the financial statements and other financial information included in this annual report on Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report on Form 10-K;

4.	The company’s other certifying officer and I:

a)	are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the company;

b)
have designed such disclosure controls and procedures to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report on Form 10-K is being prepared;

c)
have evaluated the effectiveness of the company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report on Form 10-K (the “Evaluation Date”); and

d)	have presented in this annual report on Form 10-K our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the company’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the company’s ability to record, process, summarize and report financial data and have identified for the company’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the company’s internal controls; and

6.
The company’s other certifying officer and I have indicated in this annual report on Form 10-K whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 12, 2002

/s/ William J. Cernugel
William J. Cernugel Senior Vice President and Chief Financial Officer

Independent Auditors’ Report

The Board of Directors and Stockholders
Alberto-Culver Company:

On October 22, 2002, we reported on the consolidated balance sheets of Alberto-Culver Company and Subsidiaries as of September 30, 2002 and 2001 and the related consolidated statements of earnings, cash flows and stockholders’ equity for each of the years in the three-year period ended September 30, 2002, as contained in the 2002 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for fiscal year 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 15(a)2 of the annual report on Form 10-K. That financial statement schedule is the responsibility of the company’s management. Our responsibility is to express an opinion on that financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in “note 1” to the consolidated financial statements, in the year ended September 30, 2002, the Company changed its method of accounting for goodwill and trade names.

/s/ KPMG LLP
KPMG LLP

Chicago, Illinois
October 22, 2002

Schedule II

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Valuation and Qualifying Accounts
(In thousands)

	Year Ended September 30,
	2002	2001	2000
Allowance for doubtful accounts:
Balance at beginning of period	$11,387	10,135	8,441
Additions (deductions):
Charged to costs and expenses	10,974	7,331	4,910
Uncollectible accounts written off, net of recoveries	(5,052)	(6,327)	(4,112)
Allowance for doubtful accounts of acquired companies	98	2	1,207
Other	143	246	(311)

Balance at end of period	$17,550	11,387	10,135