Form 10-Q
period 2002-12-31
ALBERTO CULVER CO
filed 2003-02-07
CIK 3327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

At December 31, 2002, the company had 26,076,433 shares of Class A common stock and 32,331,640 shares of Class B common stock outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

Three Months Ended December 31, 2002 and 2001

(in thousands, except per share data)

	(Unaudited)
	2002	2001
Net sales	$696,776	614,260
Cost of products sold	352,288	310,585

Gross profit	344,488	303,675
Advertising, marketing, selling and administrative	282,631	253,279

Operating earnings	61,857	50,396
Interest expense, net of interest income of $892 in 2002 and $1,198 in 2001	5,582	5,329

Earnings before provision for income taxes	56,275	45,067
Provision for income taxes	20,259	15,773

Net earnings	$36,016	29,294

Net earnings per share
Basic	$0.62	0.52

Diluted	$0.60	0.50

Cash dividends paid per share	$0.09	0.0825

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2002 and September 30, 2002

(dollars in thousands, except share data)

	(Unaudited)
	December 31, 2002	September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$195,662	217,485
Receivables, less allowance for doubtful accounts ($19,469 at 12/31/02 and $17,550 at 9/30/02)	209,201	209,010
Inventories:
Raw materials	39,338	39,932
Work-in-process	5,001	5,545
Finished goods	504,105	476,731

Total inventories	548,444	522,208
Other current assets	35,906	35,514

Total current assets	989,213	984,217

Property, plant and equipment at cost, less accumulated depreciation ($286,057 at 12/31/02 and $271,169 at 9/30/02)	247,994	247,850
Goodwill, net	344,930	343,431
Trade names, net	81,059	79,681
Other assets	73,735	74,312

Total assets	$1,736,931	1,729,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$2,701	3,702
Accounts payable	214,768	233,942
Accrued expenses	176,036	208,311
Income taxes	26,359	14,492

Total current liabilities	419,864	460,447

Long-term debt	320,185	320,181
Deferred income taxes	39,567	38,337
Other liabilities	48,681	48,067

Stockholders’ equity:
Common stock, par value $.22 per share:
Class A authorized 75,000,000 shares; issued 30,612,798 shares	6,735	6,735
Class B authorized 75,000,000 shares; issued 37,710,655 shares	8,296	8,296
Additional paid-in capital	209,285	205,470
Retained earnings	927,860	897,106
Deferred compensation	(5,342)	(5,849)
Accumulated other comprehensive income – foreign currency translation	(67,692)	(77,603)

	1,079,142	1,034,155
Less treasury stock at cost (Class A common shares: 4,536,365 at 12/31/02 and 4,765,673 at 9/30/02; Class B common shares: 5,379,015 at 12/31/02 and 9/30/02)	(170,508)	(171,696)

Total stockholders’ equity	908,634	862,459

Total liabilities and stockholders’ equity	$1,736,931	1,729,491

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three Months Ended December 31, 2002 and 2001

(dollar amounts in thousands)

	(Unaudited)
	2002	2001
Cash Flows from Operating Activities:
Net earnings	$36,016	29,294
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	11,018	10,213
Amortization	874	994
Cash effects of changes in (exclusive of acquisitions):
Receivables, net	3,427	3,549
Inventories, net	(21,950)	(14,810)
Other current assets	622	(498)
Accounts payable and accrued expenses	(53,103)	(16,915)
Income taxes	14,110	(3,232)
Other assets	178	242
Other liabilities	(77)	(921)

Net cash (used) provided by operating activities	(8,885)	7,916

Cash Flows from Investing Activities:
Capital expenditures	(9,441)	(15,864)
Payments for purchased businesses, net of acquired companies’ cash	(16)	(95,596)
Other, net	372	(7)

Net cash used by investing activities	(9,085)	(111,467)

Cash Flows from Financing Activities:
Short-term borrowings, net	4	(201)
Repayments of long-term debt	(1,095)	(97)
Cash dividends paid	(5,262)	(4,717)
Cash proceeds from exercise of stock options	8,670	25,870
Stock purchased for treasury	(7,721)	(27,999)

Net cash used by financing activities	(5,404)	(7,144)

Effect of foreign exchange rate changes on cash	1,551	174

Net decrease in cash and cash equivalents	(21,823)	(110,521)
Cash and cash equivalents at beginning of period	217,485	201,970

Cash and cash equivalents at end of period	$195,662	91,449

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	BASIS OF PRESENTATION

The consolidated financial statements contained in this report have not been audited by independent public accountants, except for balance sheet information presented at September 30, 2002. However, in the opinion of the company, the consolidated financial statements reflect all adjustments, which include only normal adjustments, necessary to present fairly the data contained therein. The results of operations for the periods covered are not necessarily indicative of results for a full year. Certain amounts for the prior year have been reclassified to conform to the current year’s presentation.

(2)	STOCKHOLDERS’ EQUITY

On January 23, 2003, the company announced an increase in the cash dividend on Class A and Class B common stock, raising the quarterly dividend 16.7% to 10.5 cents per share or 42 cents annually from 9 cents per share or 36 cents annually. The cash dividend is payable February 20, 2003 to stockholders of record on February 3, 2003.

During fiscal years 1998 and 1999, the Board of Directors authorized the company to purchase up to 9.0 million shares of its Class A common stock. Prior to the fourth quarter of fiscal year 2002, the company had purchased 7.3 million Class A common shares under this program at a total cost of $162.9 million with the last purchase occurring in October, 1999. In July, 2002, the Board of Directors re-authorized the company to purchase up to 1.7 million shares of Class A common stock remaining under this program. As of December 31, 2002, the company had purchased 311,700 Class A shares under this re-authorization at a total cost of $14.2 million. A total of 1,388,300 Class A shares remain available for purchase under this program as of December 31, 2002.

During the three months ended December 31, 2002 and 2001, the company acquired $871,000 and $28.0 million, respectively, of Class A and Class B common shares surrendered by employees in connection with the exercises of stock options and the payment of withholding taxes as provided under the terms of certain incentive plans. Shares acquired under these plans are not subject to the above-mentioned stock repurchase program.

(3)	WEIGHTED AVERAGE SHARES OUTSTANDING

The following table provides information about basic and diluted weighted average shares outstanding (in thousands):

	Three Months
	Ended December 31
	2002	2001
Basic weighted average shares outstanding	58,011	56,851
Effect of dilutive securities:
Assumed exercise of stock options	1,474	1,247
Assumed vesting of restricted stock	359	412

Diluted weighted average shares outstanding	59,844	58,510

No stock options were anti-dilutive for the three months ended December 31, 2002 or 2001.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(4)	COMPREHENSIVE INCOME

Comprehensive income consists of net earnings and foreign currency translation adjustments as follows (in thousands):

	Three Months
	Ended December 31
	2002	2001
Net earnings	$36,016	29,294
Other comprehensive income adjustments-foreign currency translation	9,911	(16,441)

Comprehensive income	$45,927	12,853

(5)	BUSINESS SEGMENT INFORMATION

Effective October 1, 2002, the company’s consumer products business was reorganized into two divisions. A new division, Alberto-Culver Consumer Products Worldwide, is comprised of the former Alberto-Culver North America business segment and the former Alberto-Culver International business segment excluding the operations of Cederroth International. The second division is Cederroth International, which manufactures, markets and distributes beauty and health care products throughout Scandinavia and in Europe. Beginning in fiscal year 2003, the company has two segments for external financial reporting purposes: Global Consumer Products, which includes the two aforementioned consumer products divisions, and Specialty Distribution – Sally, which is the same segment as previously reported. Prior year information has been reclassified to conform to the new segment presentation.

Segment data for the three months ended December 31, 2002 and 2001 is as follows (in thousands):

	Three Months
	Ended December 31
	2002	2001
Net sales:
Global Consumer Products	$258,946	240,037
Specialty distribution – Sally	442,941	380,506
Eliminations	(5,111)	(6,283)

	$696,776	614,260

Earnings before provision for income taxes:
Global Consumer Products	$22,499	16,635
Specialty distribution – Sally	46,285	38,482

Segment operating profit	68,784	55,117
Unallocated expenses, net	(6,927)	(4,721)
Interest expense, net of interest income	(5,582)	(5,329)

	$56,275	45,067

There has not been a material change in the identifiable assets of the Global Consumer Products segment as of December 31, 2002 versus the combined identifiable assets of the previously reported Alberto-Culver North America and Alberto-Culver International segments as of September 30, 2002.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6)	GOODWILL AND TRADE NAMES

The change in the carrying amount of goodwill by operating segment for the three months ended December 31, 2002 is as follows (in thousands):

	Global Consumer Products	Specialty Distribution- Sally	Total
Balance as of September 30, 2002	$135,907	207,524	343,431
Purchase price adjustments	—	(861)	(861)
Foreign currency translation effect	2,260	100	2,360

Balance as of December 31, 2002	$138,167	206,763	344,930

Indefinite-lived trade names by operating segment at December 31, 2002 and September 30, 2002 were as follows (in thousands):

	December 31, 2002	September 30, 2002
Trade names, net:
Global Consumer Products	$76,937	75,559
Specialty distribution – Sally	4,122	4,122

	$81,059	79,681

The increase in indefinite-lived trade names during the three months ended December 31, 2002 was due to the weakening of the U.S. dollar versus certain foreign currencies.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

ITEM	2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

First Quarter Ended December 31, 2002 versus First Quarter Ended December 31, 2001

The company achieved record first quarter net sales of $696.8 million in fiscal year 2003, up $82.5 million or 13.4% over the comparable period of the prior year.

Net earnings were $36.0 million for the three months ended December 31, 2002 or 22.9% higher than the prior year’s first quarter net earnings of $29.3 million. Basic earnings per share of 62 cents in the first quarter of fiscal year 2003 were 10 cents or 19.2% higher than the same period of fiscal year 2002. Diluted earnings per share for the current quarter increased 20.0% to 60 cents from 50 cents in the same period of the prior year.

Effective October 1, 2002, the company’s consumer products business was reorganized into two divisions. A new division, Alberto-Culver Consumer Products Worldwide, is comprised of the former Alberto-Culver North America business segment and the former Alberto-Culver International business segment excluding the operations of Cederroth International. The second division is Cederroth International, which manufactures, markets and distributes beauty and health care products throughout Scandinavia and in Europe. Beginning in fiscal year 2003, the company has two segments for external financial reporting purposes: Global Consumer Products, which includes the two aforementioned consumer products divisions, and Specialty Distribution – Sally, which is the same segment as previously reported. Prior year information has been reclassified to conform to the new segment presentation.

Compared to the same period of the prior year, sales of Global Consumer Products increased 7.9% in the first quarter of fiscal year 2003. The increase was primarily due to higher sales of St. Ives Swiss Formula skin care products and TRESemmé and Alberto VO5 hair care products. Had foreign exchange rates this year been the same as the first quarter of fiscal 2002, Global Consumer Products sales would have increased 7.7%.

The “Specialty distribution – Sally” business segment achieved a sales increase of 16.4% for the first quarter of fiscal year 2003. The increase was mainly attributable to the expansion of Sally’s full-service operations, including the December, 2001 acquisition of Armstrong-McCall, higher sales for established Sally Beauty Company outlets and the addition of stores during the year. At December 31, 2002, Sally Beauty Company had 2,743 stores, including 139 franchise stores, offering a full range of professional beauty supplies.

Cost of products sold as a percentage of net sales remained unchanged at 50.6% for the first quarter of fiscal year 2003 compared to the first quarter of the prior year.

Compared to the prior year, advertising, marketing, selling and administrative expenses in fiscal year 2003 increased $29.4 million or 11.6% for the first quarter. The increase primarily resulted from the higher selling and administrative costs associated with the growth of the Sally Beauty Company business and higher expenditures for advertising and marketing.

Advertising and marketing expenditures were $49.4 million and $46.1 million in fiscal years 2003 and 2002, respectively. The increase primarily resulted from higher domestic advertising expenditures for St. Ives Swiss Formula lotions.

Net interest expense in fiscal year 2003 increased $253,000 for the first quarter compared to the same period of the prior year. The increase was primarily attributable to a decrease in interest income mainly due to lower interest rates on investments.

The provision for income taxes as a percentage of earnings before income taxes was 36.0% for the first quarter of fiscal year 2003 compared to 35.0% for the first quarter of the prior year. The higher 2003 tax rate is mainly due to the mix of taxable earnings.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

FINANCIAL CONDITION

December 31, 2002 versus September 30, 2002

Working capital at December 31, 2002 was $569.3 million, an increase of $45.5 million from $523.8 million at September 30, 2002. The resulting ratio of current assets to current liabilities was 2.36 to 1.00 at December 31, 2002 compared to 2.14 to 1.00 at September 30, 2002. The increase in working capital and the ratio of current assets to current liabilities was primarily due to net working capital generated from the growth of the company, partially offset by cash outlays for capital expenditures, cash dividends and purchases of treasury shares.

Cash and cash equivalents decreased $21.8 million during the first quarter of fiscal year 2003 primarily due to cash flow used by operating activities and cash paid for capital expenditures, stock purchased for treasury and cash dividends, partially offset by cash received from the exercise of stock options.

Inventories increased $26.2 million to $548.4 million during the first quarter of fiscal year 2003 primarily due to the growth of both the Sally Beauty and Global Consumer Products businesses.

Accounts payable decreased $19.2 million to $214.8 million during the first three months of fiscal year 2003 mainly due to the timing of inventory purchases and vendor payments.

Accrued expenses decreased $32.3 million during the first quarter of fiscal year 2003 primarily due to payments under various incentive plans and semi-annual interest payments on the company’s $320 million of public debt securities.

Income taxes payable and deferred income taxes increased $13.1 million or 24.8% during the first three months of fiscal year 2003 primarily due to the timing of tax payments.

“Accumulated other comprehensive income – foreign currency translation” decreased $9.9 million during the first quarter of fiscal year 2003 mainly due to the weakening of the U.S. dollar versus certain foreign currencies, primarily the British pound and Swedish krona.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of fiscal year 2003, the company’s operating activities used $8.9 million of cash primarily due to the increase in inventories and decreases in accounts payable and accrued expenses as discussed above in “Financial Condition.” The company expects that fiscal year 2003 operating activities will generate cash flows sufficient to support the business. For the three-year period ended September 30, 2002, the company’s operating activities provided cash totaling $516.0 million.

NEW ACCOUNTING PRONOUNCEMENTS

In December, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The company is required to comply with the additional disclosure requirements of SFAS No. 148 in its annual financial statements for the year ended September 30, 2003 and must also provide the disclosures in its quarterly reports for interim periods beginning in the second quarter of fiscal year 2003.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

CRITICAL ACCOUNTING POLICIES

The company’s significant accounting policies are described in note 1 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2002. A discussion of critical accounting policies is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002. There were no significant changes in the company’s critical accounting policies during the quarter ended December 31, 2002.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

FORWARD - LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein, if any, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s current expectations and assessments of risks and uncertainties and reflect various assumptions concerning anticipated results, which may or may not prove to be correct. Some of the factors that could cause actual results to differ materially from estimates or projections contained in such forward-looking statements include: the pattern of brand sales, including variations in sales volume within periods; competition within the relevant product markets, including the ability to successfully introduce new products, ensuring product quality, pricing, promotional activities, introduction of competing products and continuing customer acceptance of existing products; loss of distributorship rights; risks inherent in acquisitions and strategic alliances; the loss of one or more key employees; the effects of a prolonged United States or global economic downturn or recession; changes in costs, including changes in labor costs, raw material prices or advertising and marketing expenses; the costs and effects of unanticipated legal or administrative proceedings; and variations in political, economic or other factors such as currency exchange rates, inflation rates, tax changes, legal and regulatory changes or other external factors over which Alberto-Culver Company has no control. Alberto-Culver Company has no obligation to update any forward-looking statement in this Quarterly Report on Form 10-Q or any incorporated document.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the company’s market risk during the three months ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Within 90 days prior to the date of the filing of this quarterly report on Form 10-Q, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the chief executive officer and the chief financial officer of the company have concluded that Alberto-Culver Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. There were no significant deficiencies or material weaknesses and, therefore, there were no corrective actions taken.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

99(a)    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(b)    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

No report on Form 8-K was filed by the registrant during the quarter ended December 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBERTO-CULVER COMPANY

(Registrant)

By:	/s/ William J. Cernugel
William J. Cernugel Senior Vice President and Chief Financial Officer (Principal Financial Officer)

February 7, 2003

CERTIFICATION PURSUANT TO

RULES 13a-14 and 15d-14 OF THE EXCHANGE ACT

I, Howard B. Bernick, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Alberto-Culver Company;

2.	Based on my knowledge, this quarterly report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report on Form 10-Q;

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report on Form
10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report on Form 10-Q;

4.	The company’s other certifying officer and I:

a)	are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the company;

b)	have designed such disclosure controls and procedures to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report on Form 10-Q is being prepared;

c)	have evaluated the effectiveness of the company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report on Form 10-Q (the “Evaluation Date”); and

d)	have presented in this quarterly report on Form 10-Q our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the company’s auditors and the audit committee of the company’s board of directors (or persons performing the equivalent functions):

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the company’s internal controls; and

6.	The company’s other certifying officer and I have indicated in this quarterly report on Form 10-Q whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 7, 2003

/s/ Howard B. Bernick
Howard B. Bernick President and Chief Executive Officer

CERTIFICATION PURSUANT TO

RULES 13a-14 and 15d-14 OF THE EXCHANGE ACT

I, William J. Cernugel, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Alberto-Culver Company;

2.	Based on my knowledge, this quarterly report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report on Form 10-Q;

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report on Form
10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report on Form 10-Q;

4.	The company’s other certifying officer and I:

a)	are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the company;

b)	have designed such disclosure controls and procedures to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report on Form 10-Q is being prepared;

c)	have evaluated the effectiveness of the company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report on Form 10-Q (the “Evaluation Date”); and

d)	have presented in this quarterly report on Form 10-Q our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the company’s board of directors (or persons performing the equivalent functions):

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the company’s internal controls; and

6.	The company’s other certifying officer and I have indicated in this quarterly report on Form 10-Q whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 7, 2003

/s/ William J. Cernugel
William J. Cernugel Senior Vice President and Chief Financial Officer