Form 10-Q
period 2003-03-31
ALBERTO CULVER CO
filed 2003-05-08
CIK 3327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   YES  X    NO

At March 31, 2003, the company had 26,321,119 shares of Class A common stock and 32,340,240 shares of Class B common stock outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

Three Months Ended March 31, 2003 and 2002

(in thousands, except per share data)

	(Unaudited)
	2003	2002
Net sales	$706,956	657,762
Cost of products sold	349,068	336,822

Gross profit	357,888	320,940
Advertising, marketing, selling and administrative	293,006	264,554

Operating earnings	64,882	56,386
Interest expense, net of interest income of $688 in 2003 and $671 in 2002	5,734	6,155

Earnings before provision for income taxes	59,148	50,231
Provision for income taxes	21,293	17,581

Net earnings	$37,855	32,650

Net earnings per share
Basic	$0.65	0.57

Diluted	$0.63	0.55

Cash dividends paid per share	$0.105	0.09

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

Six Months Ended March 31, 2003 and 2002

(in thousands, except per share data)

	(Unaudited)
	2003	2002
Net sales	$1,403,732	1,272,022
Cost of products sold	701,356	647,407

Gross profit	702,376	624,615
Advertising, marketing, selling and administrative	575,637	517,833

Operating earnings	126,739	106,782

Interest expense, net of interest income of $1,580 in 2003 and $1,869 in 2002	11,316	11,484

Earnings before provision for income taxes	115,423	95,298
Provision for income taxes	41,552	33,354

Net earnings	$73,871	61,944

Net earnings per share
Basic	$1.27	1.09

Diluted	$1.23	1.05

Cash dividends paid per share	$.1950	.1725

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2003 and September 30, 2002

(dollars in thousands, except share data)

	(Unaudited) March 31, 2003	September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$246,893	217,485
Receivables, less allowance for doubtful accounts ($19,632 at 3/31/03 and $17,550 at 9/30/02)	204,988	209,010
Inventories:
Raw materials	37,307	39,932
Work-in-process	4,770	5,545
Finished goods	505,061	476,731

Total inventories	547,138	522,208
Other current assets	40,079	35,514

Total current assets	1,039,098	984,217

Property, plant and equipment at cost, less accumulated depreciation ($288,992 at 3/31/03 and $271,169 at 9/30/02)	248,533	247,850
Goodwill, net	349,252	343,431
Trade names, net	81,845	79,681
Other assets	72,916	74,312

Total assets	$1,791,644	1,729,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$3,357	3,702
Accounts payable	218,051	233,942
Accrued expenses	195,391	208,311
Income taxes	10,617	14,492

Total current liabilities	427,416	460,447

Long-term debt	320,284	320,181
Deferred income taxes	39,828	38,337
Other liabilities	49,922	48,067
Stockholders’ equity:
Common stock, par value $.22 per share:
Class A authorized 75,000,000 shares; issued 30,612,798 shares	6,735	6,735
Class B authorized 75,000,000 shares; issued 37,710,655 shares	8,296	8,296
Additional paid-in capital	212,011	205,470
Retained earnings	959,572	897,106
Deferred compensation	(5,359)	(5,849)
Accumulated other comprehensive income—foreign currency translation	(61,425)	(77,603)

	1,119,830	1,034,155
Less treasury stock at cost (Class A common shares: 4,291,679 at 3/31/03 and 4,765,673 at 9/30/02; Class B common shares: 5,370,415 at 3/31/03 and 5,379,015 at 9/30/02)	(165,636)	(171,696)

Total stockholders’ equity	954,194	862,459

Total liabilities and stockholders’ equity	$1,791,644	1,729,491

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Six Months Ended March 31, 2003 and 2002

(dollar amounts in thousands)

	(Unaudited)
	2003	2002
Cash Flows from Operating Activities:
Net earnings	$73,871	61,944
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	21,617	21,236
Amortization	1,674	1,888
Cash effects of changes in (exclusive of acquisitions):
Receivables, net	8,724	2,834
Inventories, net	(19,466)	(18,663)
Other current assets	(2,030)	657
Accounts payable and accrued expenses	(32,954)	15,935
Income taxes	414	(8,171)
Other assets	2,276	1,156
Other liabilities	(2,404)	2,171

Net cash provided by operating activities	51,722	80,987

Cash Flows from Investing Activities:
Short-term investments	—	458
Capital expenditures	(21,433)	(32,223)
Payments for purchased businesses, net of acquired companies’ cash	(108)	(101,222)
Other, net	166	(1,910)

Net cash used by investing activities	(21,375)	(134,897)

Cash Flows from Financing Activities:
Short-term borrowings, net	634	641
Proceeds from issuance of long-term debt	122	—
Repayments of long-term debt	(1,130)	(200)
Repurchase of previously sold accounts receivable	—	(40,000)
Cash dividends paid	(11,405)	(9,912)
Proceeds from exercise of stock options	15,476	29,744
Stock purchased for treasury	(9,610)	(28,015)

Net cash used by financing activities	(5,913)	(47,742)

Effect of foreign exchange rate changes on cash	4,974	(163)

Net increase (decrease) in cash and cash equivalents	29,408	(101,815)
Cash and cash equivalents at beginning of period	217,485	201,970

Cash and cash equivalents at end of period	$246,893	100,155

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

(2) STOCKHOLDERS’ EQUITY

During fiscal years 1998 and 1999, the Board of Directors authorized the company to purchase up to 9.0 million shares of its Class A common stock. Prior to the fourth quarter of fiscal year 2002, the company had purchased 7.3 million Class A common shares under this program at a total cost of $162.9 million with the last purchase occurring in October, 1999. In July, 2002, the Board of Directors re-authorized the company to purchase up to 1.7 million shares of Class A common stock remaining under this program. As of March 31, 2003, the company had purchased 331,700 Class A shares under this re-authorization at a total cost of $15.1 million. A total of 1,368,300 Class A shares remain available for purchase under this program as of March 31, 2003.

During the six months ended March 31, 2003 and 2002, the company acquired $1.8 million and $28.0 million, respectively, of Class A and Class B common shares surrendered by employees in connection with the exercises of stock options and the payment of withholding taxes as provided under the terms of certain incentive plans. Shares acquired under these plans are not subject to the above-mentioned stock repurchase program.

(3) WEIGHTED AVERAGE SHARES OUTSTANDING

The following table provides information about basic and diluted weighted average shares outstanding (in thousands):

	Three Months Ended March 31		Six Months Ended March 31
	2003	2002	2003	2002
Basic weighted average shares outstanding	58,216	57,309	58,109	57,077
Effect of dilutive securities:
Assumed exercise of stock options	1,414	1,579	1,397	1,402
Assumed vesting of restricted stock	366	411	366	411

Diluted weighted average shares outstanding	59,996	59,299	59,872	58,890

Stock options for 1,235,100 shares were excluded from the computation of diluted earnings per share for the three months and six months ended March 31, 2003 as the options’ exercise prices were greater than the average market price and, therefore, were anti-dilutive. No stock options were anti-dilutive for the three months or six months ended March 31, 2002.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(4) ACCOUNTING FOR STOCK-BASED COMPENSATION

The Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” requires either the adoption of a fair value based method of accounting for stock-based compensation or the continuance of the intrinsic value method with pro-forma disclosures as if the fair value method was adopted. The company has elected to continue measuring compensation expense for its stock-based plans using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting or Stock Issued to Employees,” and, accordingly, no compensation cost related to stock options has been recognized in the consolidated statements of earnings.

Had compensation expense for these stock option plans been determined based upon the fair value of stock options on the dates of grant and recognized over the vesting period consistent with SFAS No. 123, the company’s pro-forma net earnings and net earnings per share for the three and six months ended March 31, 2003 and 2002 would have been as follows (in thousands, except per share amounts):

	Three Months Ended March 31		Six Months Ended March 31
	2003	2002	2003	2002
Net earnings:
As reported	$37,855	32,650	73,871	61,944
Add: Stock-based compensation expense included in reported net income, net of related income tax effects	469	459	847	866
Less: Stock-based compensation expense determined under the fair-value based method for all awards, net of related income tax effects	(2,835)	(2,204)	(4,715)	(4,351)

Pro-forma	$35,489	30,905	70,003	58,459

Basic net earnings per share:
As reported	$0.65	0.57	1.27	1.09
Pro-forma	$0.61	0.54	1.20	1.02
Diluted net earnings per share:
As reported	$0.63	0.55	1.23	1.05
Pro-forma	$0.59	0.52	1.17	0.99

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) COMPREHENSIVE INCOME

Comprehensive income consists of net earnings and foreign currency translation adjustments as follows (in thousands):

	Three Months Ended March 31		Six Months Ended March 31
	2003	2002	2003	2002
Net earnings	$37,855	32,650	73,871	61,944
Other comprehensive income adjustments-foreign currency translation	6,267	(9,219)	16,178	(25,660)

Comprehensive income	$44,122	23,431	90,049	36,284

(6) BUSINESS SEGMENT INFORMATION

Effective October 1, 2002, the company’s consumer products business was reorganized into two divisions. A new division, Alberto-Culver Consumer Products Worldwide, is comprised of the former Alberto-Culver North America business segment and the former Alberto-Culver International business segment excluding the operations of Cederroth International. The second division is Cederroth International, which manufactures, markets and distributes beauty and health care products throughout Scandinavia and in Europe. Beginning in fiscal year 2003, the company has two segments for external financial reporting purposes: Global Consumer Products, which includes the two aforementioned consumer products divisions, and Specialty distribution-Sally, which is the same segment as previously reported. Prior year information has been reclassified to conform to the new segment presentation.

Segment data for the three and six months ended March 31, 2003 and 2002 is as follows (in thousands):

	Three Months Ended March 31		Six Months Ended March 31
	2003	2002	2003	2002
Net sales:
Global Consumer Products	$270,872	245,968	529,818	486,005
Specialty distribution-Sally	443,374	418,562	886,315	799,068
Eliminations	(7,290)	(6,768)	(12,401)	(13,051)

	$706,956	657,762	1,403,732	1,272,022

Earnings before provision for income taxes:
Global Consumer Products	$20,676	17,654	43,175	34,289
Specialty distribution-Sally	48,416	43,885	94,701	82,367

Segment operating profit	69,092	61,539	137,876	116,656
Unallocated expenses, net	(4,210)	(5,153)	(11,137)	(9,874)
Interest expense, net of interest income	(5,734)	(6,155)	(11,316)	(11,484)

	$59,148	50,231	115,423	95,298

There has not been a material change in the identifiable assets of the Global Consumer Products segment as of March 31, 2003 versus the combined identifiable assets of the previously reported Alberto-Culver North America and Alberto-Culver International segments as of September 30, 2002.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(7) GOODWILL AND TRADE NAMES

The change in the carrying amount of goodwill by operating segment for the six months ended March 31, 2003 is as follows (in thousands):

	Global Consumer Products	Specialty Distribution- Sally	Total
Balance as of September 30, 2002	$135,907	207,524	343,431
Purchase price adjustments	—	410	410
Foreign currency translation effect	3,706	1,705	5,411

Balance as of March 31, 2003	$139,613	209,639	349,252

Indefinite-lived trade names by operating segment at March 31, 2003 and September 30, 2002 were as follows (in thousands):

	March 31, 2003	September 30, 2002
Global Consumer Products	$77,723	75,559
Specialty distribution-Sally	4,122	4,122

	$81,845	79,681

The increase in indefinite-lived trade names during the six months ended March 31, 2003 was due to the weakening of the U.S. dollar versus certain foreign currencies, primarily the Swedish krona and Argentine peso.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Second Quarter and Six Months Ended March 31, 2003 versus Second Quarter and Six Months Ended March 31, 2002

The company achieved record second quarter net sales of $707.0 million in fiscal year 2003, up $49.2 million or 7.5% over the comparable period of the prior year. For the six-month period ending March 31, 2003, net sales reached a new high of $1.40 billion, representing a 10.4% increase compared to last year’s six-month period. Fiscal year 2003 sales were increased by the effect of foreign exchange rates. Had foreign exchange rates this year been the same as the second quarter and first half of fiscal 2002, sales would have been 2.4% and 1.4% lower than reported in the second quarter and first half of fiscal year 2003, respectively.

Net earnings were $37.9 million for the three months ended March 31, 2003 or 15.9% higher than the prior year’s second quarter net earnings of $32.7 million. Basic earnings per share of 65 cents in the second quarter of fiscal year 2003 were 8 cents or 14.0% higher than the same period of fiscal year 2002. Diluted earnings per share for the current quarter increased 14.5% to 63 cents from 55 cents in the same period of the prior year.

Net earnings for the six months ended March 31, 2003 were $73.9 million or 19.3% higher than the prior year’s first half net earnings of $61.9 million. Basic earnings per share of $1.27 in fiscal year 2003 were 18 cents or 16.5% higher than the same period of fiscal year 2002. Diluted earnings per share increased 17.1% to $1.23 from $1.05 in the first half of fiscal year 2002.

Effective October 1, 2002, the company’s consumer products business was reorganized into two divisions. A new division, Alberto-Culver Consumer Products Worldwide, is comprised of the former Alberto-Culver North America business segment and the former Alberto-Culver International business segment excluding the operations of Cederroth International. The second division is Cederroth International, which manufactures, markets and distributes beauty and health care products throughout Scandinavia and in Europe. Beginning in fiscal year 2003, the company has two segments for external financial reporting purposes: Global Consumer Products, which includes the two aforementioned consumer products divisions, and Specialty Distribution-Sally, which is the same segment as previously reported. Prior year information has been reclassified to conform to the new segment presentation.

Compared to the same period of the prior year, sales of Global Consumer Products increased 10.1% and 9.0% in the second quarter and first six months of fiscal year 2003, respectively. The second quarter and first half increases were primarily due to higher sales of St. Ives Swiss Formula skin care products and the TRESemme and Alberto VO5 lines of hair care products. Fiscal year 2003 sales were increased by the effect of foreign exchange rates. Had foreign exchange rates this year been the same as the second quarter and first six months of fiscal 2002, Global Consumer Products sales would have been 4.7% and 2.5% lower than reported in the second quarter and first half of fiscal year 2003, respectively.

The “Specialty distribution—Sally” (“Sally”) business segment achieved sales increases of 5.9% for the second quarter and 10.9% for the first six months of fiscal year 2003. The sales increases were mainly attributable to the expansion of Sally’s full-service operations, higher sales for established Sally Beauty Company outlets and the addition of stores during the year. First half sales also benefited from the inclusion of a full six months of operations for Armstrong-McCall, acquired in December 2001, versus only three months in the prior year.

Cost of products sold as a percentage of net sales was 49.4% for the second quarter and 50.0% for the first six months of fiscal year 2003 compared to 51.2% for the second quarter and 50.9% for the first half of the prior year. The decreases in the cost of products sold percentage in the second quarter and first half of fiscal year 2003 were primarily attributable to cost savings programs and increased sales of higher margin products for Alberto-Culver Consumer Products Worldwide and improved vendor pricing and lower store inventory shrinkage for Sally.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Compared to the prior year, advertising, marketing, selling and administrative expenses in fiscal year 2003 increased $28.5 million or 10.8% for the second quarter and $57.8 million or 11.2% for the first six months. The increases primarily resulted from the higher selling and administrative costs associated with the growth of the Sally Beauty Company business and higher expenditures for advertising and marketing.

Advertising and marketing expense was $59.0 million for the second quarter and $108.5 million for the first half of fiscal year 2003 versus $47.2 million for the second quarter and $93.3 million for the first half of fiscal year 2002. The increases primarily resulted from higher advertising expenditures for St. Ives Swiss Formula skin care products, TRESemme hair care products, Alberto V05 hair care products and Mrs. Dash salt-free seasoning blends.

Net interest expense decreased $421,000 in the second quarter and $168,000 in the first half of fiscal year 2003. The reductions in net interest expense primarily resulted from the amortization of a deferred gain resulting from the termination of an interest rate swap in July, 2002. The first half decrease was partially offset by lower interest income due to reduced interest rates on investments.

The provision for income taxes as a percentage of earnings before income taxes was 36.0% for the second quarter and first half of fiscal year 2003 compared to 35.0% for the second quarter and first half of fiscal year 2002. The higher tax rate is mainly due to the mix of foreign taxable earnings.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

FINANCIAL CONDITION

March 31, 2003 versus September 30, 2002

Working capital at March 31, 2003 was $611.7 million, an increase of $87.9 million from $523.8 million at September 30, 2002. The resulting ratio of current assets to current liabilities was 2.43 to 1.00 at March 31, 2003 compared to 2.14 to 1.00 at September 30, 2002. The increase in working capital and the ratio of current assets to current liabilities was primarily due to net working capital generated from the growth of the company, partially offset by cash outlays for capital expenditures, cash dividends and purchases of treasury shares.

Cash and cash equivalents increased $29.4 million during the first six months of fiscal year 2003 primarily due to cash flow provided by operating activities and cash received from the exercise of stock options. These cash inflows were partially offset by cash paid for capital expenditures, cash dividends and stock purchased for treasury.

Inventories increased $24.9 million during the first half of fiscal year 2003 primarily due to the growth of the Global Consumer Products business, including higher inventories related to planned promotions and new SKUs, the growth of the Sally Beauty business and the weakening of the U.S. dollar versus certain foreign currencies.

Accounts payable decreased $15.9 million during the first half of fiscal year 2003 primarily due to the timing of inventory purchases and vendor payments.

Accrued expenses decreased $12.9 million during the first six months of fiscal year 2003 primarily due to payments under various incentive plans.

“Accumulated other comprehensive income—foreign currency translation” decreased $16.2 million during the first half of fiscal year 2003 mainly due to the weakening of the U.S. dollar versus certain foreign currencies, primarily the British pound and Swedish krona.

NEW ACCOUNTING PRONOUNCEMENTS

In December, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The company is required to comply with the additional disclosure requirements of SFAS No. 148 in its annual financial statements for the year ended September 30, 2003. The company implemented the interim disclosure requirements of SFAS No. 148 in the second quarter of fiscal year 2003.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

NEW ACCOUNTING PRONOUNCEMENTS (continued)

In January, 2003, the FASB’s Emerging Issues Task Force (“EITF”) finalized Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” which addresses the accounting by a customer for consideration given by a vendor. EITF Issue No. 02-16 standardizes the accounting treatment for these types of arrangements by requiring that consideration received from a vendor be reflected as a reduction in the purchase price of the item, except for reimbursement of specific, incremental expenses incurred by the customer to sell a vendor’s products, which should be reflected as a reduction in the applicable expense item (“Issue 1”). EITF Issue No. 02-16 also requires that rebates or refunds from vendors that are earned based upon a specified level of purchases, or continued purchases over a specified period of time, should be accrued if it is probable they will be earned and can be estimated (“Issue 2”). As required by EITF Issue No. 02-16, the company implemented Issue 1 in the second quarter of fiscal year 2003 and Issue 2 for arrangements entered into or modified after November 21, 2002. The adoption of EITF No. 02-16 did not have a material effect on the company’s consolidated financial statements.

In November, 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”). FIN 45 requires guarantors to recognize a liability for the obligation it has undertaken in issuing a guarantee, including the ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. FIN 45 also requires certain interim and annual disclosures regarding guarantees. The company adopted the provisions of FIN 45 in the second quarter of fiscal year 2003. The adoption of FIN 45 did not have a material impact on the company’s consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

The company’s significant accounting policies are described in note 1 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2002. A discussion of critical accounting policies is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002. There were no significant changes in the company’s critical accounting policies during the three or six months ended March 31, 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the company’s market risk during the three months or six months ended March 31, 2003.

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

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders on January 23, 2003, Carol L. Bernick, Jim Edgar, Leonard H. Lavin and Robert H. Rock were elected as directors of the company with terms expiring at the annual meeting of stockholders in 2006. Mrs. Bernick received a Class A and Class B Common stockholder vote of 22,086,015 and 23,359,050 shares “for” and 2,556,029 and 5,793,070 shares “withheld,” respectively. Mr. Edgar received a Class A and Class B Common stockholder vote of 24,376,562 and 27,632,118 shares “for” and 265,482 and 1,520,002 shares “withheld,” respectively. Mr. Lavin received a Class A and Class B Common stockholder vote of 22,085,971 and 23,342,450 shares “for” and 2,556,073 and 5,809,670 shares “withheld,” respectively. Mr. Rock received a Class A and Class B Common stockholder vote of 24,377,080 and 27,634,417 shares “for” and 264,964 and 1,517,703 shares “withheld,” respectively.

A.G. Atwater, Jr., Sam J. Susser, William W. Wirtz, John A. Miller and James G. Brocksmith continue as directors and their terms expire at the annual meeting of stockholders in 2004. Howard B. Bernick, King Harris, Bernice E. Lavin and Allan B. Muchin continue as directors with terms expiring at the annual meeting of stockholders in 2005.

A. Robert Abboud retired as a director when his term expired on January 23, 2003.

Stockholders at the annual meeting also voted on the proposed approval of the company’s Employee Stock Option Plan of 2003. The plan was approved by a Class A and Class B stockholder vote of 18,705,590 and 22,600,257 shares “for;” 3,796,751 and 4,461,496 shares “against;” 14,652 and 446,320 shares “abstaining;” and 2,125,051 and 1,644,047 shares of “broker non-votes,” respectively.

Stockholders at the annual meeting also voted on the proposed approval of the company’s Stock Option Plan for Non-Employee Directors of 2003. The plan was approved by a Class A and Class B stockholder vote of 18,869,012 and 23,753,458 shares “for;” 3,622,231 and 3,289,054 shares “against;” 25,751 and 465,562 shares “abstaining;” and 2,125,050 and 1,644,046 shares of “broker non-votes,” respectively.

Stockholders at the meeting also voted on the proposed approval of the Alberto-Culver Company 2003 Restricted Stock Plan. The plan was approved by a Class A and Class B stockholder vote of 16,258,361 and 19,786,367 shares “for;” 6,238,722 and 7,268,383 shares “against;” 19,911 and 453,323 shares “abstaining;” and 2,125,050 and 1,644,047 shares of “broker non-votes,” respectively.

Stockholders at the annual meeting also voted on the proposed re-approval of the company’s 1994 Shareholder Value Incentive Plan, as amended. The plan was approved by a Class A and Class B stockholder vote of 22,137,532 and 26,709,067 shares “for;” 360,901 and 358,085 shares “against;” 18,561 and 440,921 shares “abstaining;” and 2,125,050 and 1,644,047 shares of “broker non-votes,” respectively.

Stockholders at the annual meeting also voted on the proposed approval of the company’s Restated Certificate of Incorporation, as amended. The Restated Certificate of Incorporation was approved by a Class A and Class B stockholder vote of 22,038,340 and 25,230,075 shares “for;” 460,412 and 1,926,712 shares “against;” 18,242 and 351,286 shares “abstaining;” and 2,125,050 and 1,644,047 shares of “broker non-votes,” respectively.

Class A common stock has one-tenth vote per share and Class B common stock has one vote per share.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10	Copy of the Alberto-Culver Company Deferred Compensation Plan for Non-Employee Directors dated April 24, 2003 *.

99(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* This exhibit is a management contract or compensatory plan or arrangement of the registrant.

(b) Reports on Form 8-K:

               No report on Form 8-K was filed by the registrant during the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBERTO-CULVER COMPANY (Registrant)

By:	/S/ WILLIAM J. CERNUGEL
William J. Cernugel Senior Vice President and Chief Financial Officer (Principal Financial Officer)

May 8, 2003

CERTIFICATION PURSUANT TO

RULES 13a-14 and 15d-14 OF THE EXCHANGE ACT

I, Howard B. Bernick, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Alberto-Culver Company;

2.	Based on my knowledge, this quarterly report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report on Form 10-Q;

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report on Form 10-Q fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report on Form 10-Q;

4.	The company’s other certifying officer and I:

a)	are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the company;

b)	have designed such disclosure controls and procedures to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report on Form 10-Q is being prepared;

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

Date: May 8, 2003

/s/ Howard B. Bernick
Howard B. Bernick President and Chief Executive Officer

CERTIFICATION PURSUANT TO

RULES 13a-14 and 15d-14 OF THE EXCHANGE ACT

I, William J. Cernugel, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Alberto-Culver Company;

2.	Based on my knowledge, this quarterly report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report on Form 10-Q;

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report on Form 10-Q fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report on Form 10-Q;

4.	The company’s other certifying officer and I:

a)	are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the company;

b)	have designed such disclosure controls and procedures to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report on Form 10-Q is being prepared;

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

Date: May 8, 2003

/s/ William J. Cernugel
William J. Cernugel Senior Vice President and Chief Financial Officer