Form 10-Q
period 2003-06-30
ALBERTO CULVER CO
filed 2003-08-07
CIK 3327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒            NO  ☐

At June 30, 2003, the company had 26,433,301 shares of Class A common stock and 32,340,240 shares of Class B common stock outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

Three Months Ended June 30, 2003 and 2002

(in thousands, except per share data)

	(Unaudited)
	2003	2002
Net sales	$736,057	681,074
Cost of products sold	371,889	345,000

Gross profit	364,168	336,074
Advertising, marketing, selling and administrative	293,420	274,563

Operating earnings	70,748	61,511
Interest expense, net of interest income of $955 in 2003 and $680 in 2002	5,652	5,509

Earnings before provision for income taxes	65,096	56,002
Provision for income taxes	22,532	19,601

Net earnings	$42,564	36,401

Net earnings per share
Basic	$.73	.63

Diluted	$.71	.61

Cash dividends paid per share	$.105	.09

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

Nine Months Ended June 30, 2003 and 2002

(in thousands, except per share data)

	(Unaudited)
	2003	2002
Net sales	$2,139,789	1,953,096
Cost of products sold	1,073,245	992,407

Gross profit	1,066,544	960,689
Advertising, marketing, selling and administrative	869,057	792,396

Operating earnings	197,487	168,293
Interest expense, net of interest income of $2,535 in 2003 and $2,549 in 2002	16,968	16,993

Earnings before provision for income taxes	180,519	151,300
Provision for income taxes	64,084	52,955

Net earnings	$116,435	98,345

Net earnings per share
Basic	$2.00	1.72

Diluted	$1.94	1.66

Cash dividends paid per share	$.30	.2625

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2003 and September 30, 2002

(dollars in thousands, except share data)

	(Unaudited)
	June 30, 2003	September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$301,143	217,485
Receivables, less allowance for doubtful accounts ($19,420 at 6/30/03 and $17,550 at 9/30/02)	216,729	209,010
Inventories:
Raw materials	35,563	39,932
Work-in-process	3,693	5,545
Finished goods	508,896	476,731

Total inventories	548,152	522,208
Other current assets	40,487	35,514

Total current assets	1,106,511	984,217

Property, plant and equipment at cost, less accumulated depreciation ($303,644 at 6/30/03 and $271,169 at 9/30/02)	252,690	247,850
Goodwill, net	354,167	343,431
Trade names, net	83,278	79,681
Other assets	73,788	74,312

Total assets	$1,870,434	1,729,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$2,860	3,702
Accounts payable	222,475	233,942
Accrued expenses	209,043	208,311
Income taxes	15,169	14,492

Total current liabilities	449,547	460,447

Long-term debt	320,542	320,181
Deferred income taxes	38,579	38,337
Other liabilities	50,815	48,067

Stockholders’ equity:
Common stock, par value $.22 per share:
Class A authorized 150,000,000 shares; issued 30,612,798 shares	6,735	6,735
Class B authorized 150,000,000 shares; issued 37,710,655 shares	8,296	8,296
Additional paid-in capital	212,971	205,470
Retained earnings	995,974	897,106
Deferred compensation	(4,898)	(5,849)
Accumulated other comprehensive income—foreign currency translation	(44,589)	(77,603)

	1,174,489	1,034,155
Less treasury stock at cost (Class A common shares: 4,179,497 at 6/30/03 and 4,765,673 at 9/30/02; Class B common shares: 5,370,415 at 6/30/03 and 5,379,015 at 9/30/02)	(163,538)	(171,696)

Total stockholders’ equity	1,010,951	862,459

Total liabilities and stockholders’ equity	$1,870,434	1,729,491

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine Months Ended June 30, 2003 and 2002

(dollar amounts in thousands)

	(Unaudited)
	2003	2002
Cash Flows from Operating Activities:
Net earnings	$116,435	98,345
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	34,266	32,603
Amortization	2,413	2,883
Cash effects of changes in (exclusive of acquisitions):
Receivables, net	1,697	(1,316)
Inventories, net	(14,482)	(15,627)
Other current assets	(3,363)	282
Accounts payable and accrued expenses	(20,070)	40,349
Income taxes	5,430	(15,107)
Other assets	1,318	(6,276)
Other liabilities	(2,112)	955

Net cash provided by operating activities	121,532	137,091

Cash Flows from Investing Activities:
Short-term investments	—	897
Capital expenditures	(34,911)	(45,132)
Payments for purchased businesses, net of acquired companies’ cash	(921)	(100,635)
Other, net	624	1,386

Net cash used by investing activities	(35,208)	(143,484)

Cash Flows from Financing Activities:
Short-term borrowings, net	109	1,009
Proceeds from issuance of long-term debt	407	193
Repayments of long-term debt	(1,190)	(281)
Repurchase of previously sold accounts receivable	—	(40,000)
Cash dividends paid	(17,566)	(15,122)
Proceeds from exercise of stock options	18,205	36,293
Stock purchased for treasury	(10,693)	(28,297)

Net cash used by financing activities	(10,728)	(46,205)

Effect of foreign exchange rate changes on cash	8,062	92

Net increase (decrease) in cash and cash equivalents	83,658	(52,506)
Cash and cash equivalents at beginning of period	217,485	201,970

Cash and cash equivalents at end of period	$301,143	149,464

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

(2) STOCKHOLDERS’ EQUITY

During fiscal years 1998 and 1999, the Board of Directors authorized the company to purchase up to 9.0 million shares of its Class A common stock. Prior to the fourth quarter of fiscal year 2002, the company had purchased 7.3 million Class A common shares under this program at a total cost of $162.9 million with the last purchase occurring in October, 1999. In July, 2002, the Board of Directors re-authorized the company to purchase up to 1.7 million shares of Class A common stock remaining under the program. As of June 30, 2003, the company had purchased 331,700 Class A shares under the re-authorization at a total cost of $15.1 million. A total of 1,368,300 Class A shares remain available for purchase under the program as of June 30, 2003.

During the nine months ended June 30, 2003 and 2002, the company acquired $2.9 million and $28.3 million, respectively, of Class A and Class B common shares surrendered by employees in connection with the exercises of stock options and the payment of withholding taxes as provided under the terms of certain incentive plans. Shares acquired under these plans are not subject to the above-mentioned stock repurchase program.

(3) WEIGHTED AVERAGE SHARES OUTSTANDING

The following table provides information on basic and diluted weighted average shares outstanding (in thousands):

	Three Months Ended June 30		Nine Months Ended June 30
	2003	2002	2003	2002
Basic weighted average shares outstanding	58,374	57,544	58,209	57,240
Effect of dilutive securities:
Assumed exercise of stock options	1,351	1,689	1,350	1,443
Assumed vesting of restricted stock	348	399	348	399

Diluted weighted average shares outstanding	60,073	59,632	59,907	59,082

Stock options for 1,227,600 shares were excluded from the computation of diluted earnings per share for the three months and nine months ended June 30, 2003 as the options’ exercise prices were greater than the average market price and, therefore, were anti-dilutive. No stock options were anti-dilutive for the three months or nine months ended June 30, 2002.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(4) ACCOUNTING FOR STOCK-BASED COMPENSATION

The Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” requires either the adoption of a fair value based method of accounting for stock-based compensation or the continuance of the intrinsic value method with pro-forma disclosures as if the fair value method was adopted. The company has elected to continue measuring compensation expense for its stock-based plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and, accordingly, no compensation cost related to stock options has been recognized in the consolidated statements of earnings.

Had compensation expense for these stock option plans been determined based upon the fair value of stock options on the dates of grant and recognized over the vesting period consistent with SFAS No. 123, the company’s pro-forma net earnings and net earnings per share for the three and nine months ended June 30, 2003 and 2002 would have been as follows (in thousands, except per share amounts):

	Three Months Ended June 30		Nine Months Ended June 30
	2003	2002	2003	2002
Net earnings:
As reported	$42,564	36,401	116,435	98,345
Add: Stock-based compensation expense included in reported net income, net of related income tax effects	203	281	749	844
Less: Stock-based compensation expense determined under the fair-value based method for all awards, net of related income tax effects	(2,615)	(2,026)	(7,029)	(6,074)

Pro-forma	$40,152	34,656	110,155	93,115

Basic net earnings per share:
As reported	$.73	.63	2.00	1.72
Pro-forma	$.69	.60	1.89	1.62

Diluted net earnings per share:
As reported	$.71	.61	1.94	1.66
Pro-forma	$.67	.58	1.84	1.57

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) COMPREHENSIVE INCOME

Comprehensive income consists of net earnings and foreign currency translation adjustments as follows (in thousands):

	Three Months Ended June 30		Nine Months Ended June 30
	2003	2002	2003	2002
Net earnings	$42,564	36,401	116,435	98,345
Other comprehensive income adjustments—foreign currency translation	16,836	11,634	33,014	(14,026)

Comprehensive income	$59,400	48,035	149,449	84,319

(6) BUSINESS SEGMENT INFORMATION

Effective October 1, 2002, the company’s consumer products business was reorganized into two divisions. A new division, Alberto-Culver Consumer Products Worldwide, is comprised of the former Alberto-Culver North America business segment and the former Alberto-Culver International business segment excluding the operations of Cederroth International. The second division is Cederroth International, which manufactures, markets and distributes beauty and health care products throughout Scandinavia and in Europe. Beginning in fiscal year 2003, the company has two segments for external financial reporting purposes: Global Consumer Products, which includes the two aforementioned consumer products divisions, and Specialty distribution—Sally, which is the same segment as previously reported. Prior year information has been reclassified to conform to the new segment presentation.

Segment data for the three and nine months ended June 30, 2003 and 2002 is as follows (in thousands):

	Three Months Ended June 30		Nine Months Ended June 30
	2003	2002	2003	2002
Net sales:
Global Consumer Products	$274,645	253,497	804,463	739,502
Specialty distribution—Sally	468,674	435,908	1,354,989	1,234,976
Eliminations	(7,262)	(8,331)	(19,663)	(21,382)

	$736,057	681,074	2,139,789	1,953,096

Earnings before provision for income taxes:
Global Consumer Products	$24,591	21,366	67,766	55,655
Specialty distribution—Sally	52,776	48,182	147,477	130,549

Segment operating profit	77,367	69,548	215,243	186,204
Unallocated expenses, net	(6,619)	(8,037)	(17,756)	(17,911)
Interest expense, net of interest income	(5,652)	(5,509)	(16,968)	(16,993)

	$65,096	56,002	180,519	151,300

There has not been a material change in the identifiable assets of the Global Consumer Products segment as of June 30, 2003 versus the combined identifiable assets of the previously reported Alberto-Culver North America and Alberto-Culver International segments as of September 30, 2002.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(7) GOODWILL AND TRADE NAMES

The change in the carrying amount of goodwill by operating segment for the nine months ended June 30, 2003 is as follows (in thousands):

	Global Consumer Products	Specialty distribution- Sally	Total
Balance as of September 30, 2002	$135,907	207,524	343,431
Purchase price adjustments	—	937	937
Foreign currency translation effect	5,723	4,076	9,799

Balance as of June 30, 2003	$141,630	212,537	354,167

Indefinite-lived trade names by operating segment at June 30, 2003 and September 30, 2002 were as follows (in thousands):

	June 30, 2003	September 30, 2002
Global Consumer Products	$79,156	75,559
Specialty distribution—Sally	4,122	4,122

	$83,278	79,681

The increase in indefinite-lived trade names during the nine months ended June 30, 2003 was due to the weakening of the U.S. dollar versus certain foreign currencies, primarily the Swedish krona and Argentine peso.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Third Quarter and Nine Months Ended June 30, 2003 versus Third Quarter and Nine Months Ended June 30, 2002

The company achieved record third quarter net sales of $736.1 million in fiscal year 2003, up $55.0 million or 8.1% over the comparable period of the prior year. For the nine-month period ending June 30, 2003, net sales reached a new high of $2.14 billion, representing a 9.6% increase compared to last year’s nine-month period. Fiscal year 2003 sales were increased by 3.0% and 2.0% due to the effect of foreign exchange rates in the third quarter and first nine months of fiscal year 2003, respectively.

Net earnings were $42.6 million for the three months ended June 30, 2003 or 16.9% higher than the prior year’s third quarter net earnings of $36.4 million. Basic earnings per share of 73 cents in the third quarter of fiscal year 2003 were 10 cents or 15.9% higher than the same period of fiscal year 2002. Diluted earnings per share for the current quarter increased 16.4% to 71 cents from 61 cents in the same period of the prior year.

Net earnings for the nine months ended June 30, 2003 were $116.4 million or 18.4% higher than the prior year’s first nine-month net earnings of $98.3 million. Basic earnings per share of $2.00 for the first nine months of fiscal year 2003 were 28 cents or 16.3% higher than the same period of fiscal year 2002. Diluted earnings per share in the current period increased 16.9% to $1.94 from $1.66 in the first nine months of fiscal year 2002.

Effective October 1, 2002, the company’s consumer products business was reorganized into two divisions. One division, Alberto-Culver Consumer Products Worldwide, is comprised of the former Alberto-Culver North America business segment and the former Alberto-Culver International business segment excluding the operations of Cederroth International. The second division is Cederroth International, which manufactures, markets and distributes beauty and health care products throughout Scandinavia and in Europe. Beginning in fiscal year 2003, the company has two segments for external financial reporting purposes: Global Consumer Products, which includes the two aforementioned consumer products divisions, and Specialty distribution—Sally, which is the same segment as previously reported. Prior year information has been reclassified to conform to the new segment presentation.

Compared to the same periods of the prior year, sales of Global Consumer Products increased 8.3% and 8.8% in the third quarter and first nine months of fiscal year 2003, respectively. The current year third quarter increase was primarily due to the effect of foreign exchange rates, which increased sales by 6.2%, and higher sales of Alberto V05 and TRESemme hair care products. For the first nine months of fiscal year 2003, sales increased primarily due to higher sales of St. Ives Swiss Formula skin care products, Alberto V05 and TRESemme hair care products, Mrs. Dash salt-free seasonings and the effect of foreign exchange rates, which increased sales by 3.7%.

The “Specialty distribution—Sally” (“Sally”) business segment achieved sales increases of 7.5% for the third quarter and 9.7% for the first nine months of fiscal year 2003 compared to the same periods of the prior year. The current year sales increases were mainly attributable to the expansion of Sally’s full-service operations, higher sales for established Sally Beauty Company stores and the addition of new stores during the year. First nine-month sales in fiscal year 2003 also benefited from the inclusion of a full nine months of operations for Armstrong-McCall, which was acquired in December 2001, versus only six months in the prior year.

Cost of products sold as a percentage of net sales was 50.5% for the third quarter and 50.2% for the first nine months of fiscal year 2003 compared to 50.7% for the third quarter and 50.8% for the first nine months of the prior year. The decreases in the cost of products sold percentage in the third quarter and first nine months of fiscal year 2003 were primarily attributable to cost savings programs and increased sales of higher margin products for Alberto-Culver Consumer Products Worldwide and improved vendor pricing and lower store inventory shrinkage for Sally.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Compared to the prior year, advertising, marketing, selling and administrative expenses in fiscal year 2003 increased $18.9 million or 6.9% for the third quarter and $76.7 million or 9.7% for the first nine months. The increases primarily resulted from the higher selling and administrative costs associated with the growth of the Sally Beauty Company business and higher expenditures for advertising and marketing.

Advertising and marketing expense was $49.5 million for the third quarter and $157.9 million for the first nine months of fiscal year 2003 versus $47.6 million for the third quarter and $140.9 million for the first nine months of fiscal year 2002. The increases in fiscal year 2003 primarily resulted from higher advertising expenditures for Alberto V05 hair care products for Alberto-Culver Consumer Products Worldwide and increases related to the growth of Sally Beauty Company. The nine-month increase in fiscal year 2003 was also due to higher advertising expenditures for St. Ives Swiss Formula skin care products and TRESemme hair care products. These increases were partially offset by decreased advertising expenditures for FDS in the third quarter and first nine months of fiscal year 2003 versus the prior year.

The provision for income taxes as a percentage of earnings before income taxes was 34.6% for the third quarter and 35.5% for the first nine months of fiscal year 2003 compared to 35.0% for the third quarter and first nine months of fiscal year 2002. The higher tax rate for the first nine months of fiscal year 2003 is mainly due to the mix of foreign taxable earnings. The lower tax rate in the third quarter of fiscal year 2003 principally related to the favorable settlement of certain tax matters.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

FINANCIAL CONDITION

June 30, 2003 versus September 30, 2002

Working capital at June 30, 2003 was $657.0 million, an increase of $133.2 million from $523.8 million at September 30, 2002. The resulting ratio of current assets to current liabilities was 2.46 to 1.00 at June 30, 2003 compared to 2.14 to 1.00 at September 30, 2002. The increase in working capital and the ratio of current assets to current liabilities was primarily due to working capital generated from operations, partially offset by cash outlays for capital expenditures, cash dividends and purchases of treasury shares.

Cash and cash equivalents increased $83.7 million during the first nine months of fiscal year 2003 to $301.1 million primarily due to cash flow provided by operating activities and cash received from the exercise of stock options. These cash inflows were partially offset by cash paid for capital expenditures, cash dividends and stock purchased for treasury.

Inventories increased $25.9 million during the first nine months of fiscal year 2003 to $548.2 million primarily due to the growth of the Sally Beauty business, the weakening of the U.S. dollar versus certain foreign currencies and the growth of the Global Consumer Products business.

Accounts payable decreased $11.5 million during the first nine months of fiscal year 2003 primarily due to the timing of inventory purchases and vendor payments.

“Accumulated other comprehensive income – foreign currency translation” decreased $33.0 million during the first nine months of fiscal year 2003 mainly due to the weakening of the U.S. dollar versus certain foreign currencies, primarily the British pound, Swedish krona, Australian dollar and Argentine peso.

NEW ACCOUNTING PRONOUNCEMENTS

In December, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The company is required to comply with the additional annual disclosure requirements of SFAS No. 148 in its financial statements for the year ended September 30, 2003. The company implemented the interim disclosure requirements of SFAS No. 148 in the second quarter of fiscal year 2003.

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

CRITICAL ACCOUNTING POLICIES

The company’s significant accounting policies are described in note 1 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2002. A discussion of critical accounting policies is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002. There were no significant changes in the company’s critical accounting policies during the three or nine months ended June 30, 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the company’s market risk during the three months or nine months ended June 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this quarterly report on Form 10-Q, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the chief executive officer and the chief financial officer of the company have concluded that Alberto-Culver Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

PART II

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 29, 2003, the company issued 11,941 Class A common shares, with a value of $540,195, to Wayne Clark in connection with the purchase price adjustment relating to the acquisition of all of the outstanding shares of Monarch Beauty Supply, which occurred on September 1, 2002. The sale of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 due to the fact that all the shares were sold to one individual who was financially sophisticated. The certificates for the Class A common shares have a legend that restricts transfers to those in compliance with the applicable securities laws and regulations.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

31(a)    Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31(b)    Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32(a)    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

A Form 8-K was filed on April 24, 2003 under Item 9 furnishing a press release dated April 24, 2003, announcing the company’s results for its second quarter and six months ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBERTO-CULVER COMPANY (Registrant)

By:	/S/ WILLIAM J. CERNUGEL
William J. Cernugel Senior Vice President and Chief Financial Officer (Principal Financial Officer)

August 7, 2003