Form 10-K
period 2003-09-30
ALBERTO CULVER CO
filed 2003-12-12
CIK 3327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED:

SEPTEMBER 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) YES ☒ NO ☐

The aggregate market value of common stock held by non-affiliates (assuming for this purpose only that all directors and executive officers are affiliates) on March 31, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was $2.25 billion.

At November 17, 2003, there were 59,935,300 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II	Portions of annual report to stockholders for the year ended September 30, 2003, as specifically described herein.

Part III	Portions of proxy statement and notice of annual meeting of stockholders on January 22, 2004, as specifically described herein.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference herein include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s current expectations and assessments of risks and uncertainties and reflect various assumptions concerning anticipated results, which may or may not prove to be correct. Some of the factors that could cause actual results to differ materially from estimates or projections contained in such forward-looking statements include: the pattern of brand sales, including variations in sales volume within periods; competition within the relevant product markets, including the ability to develop and successfully introduce new products, ensuring product quality, pricing, promotional activities, introduction of competing products and continuing customer acceptance of existing products; loss of distributorship rights; risks inherent in acquisitions and strategic alliances; the loss of one or more key employees; the effects of a prolonged United States or global economic downturn or recession; changes in costs, including changes in labor costs, raw material prices or advertising and marketing expenses; the costs and effects of unanticipated legal or administrative proceedings; unanticipated effects of the conversion to a single class of common stock; health epidemics; and variations in political, economic or other factors such as currency exchange rates, inflation rates, tax changes, legal and regulatory changes or other external factors over which Alberto-Culver Company has no control. Alberto-Culver Company has no obligation to update any forward-looking statement in this Annual Report on Form 10-K or any incorporated document.

PART I

ITEM 1.	BUSINESS

BUSINESS SEGMENTS AND GEOGRAPHIC AREA INFORMATION

Effective October 1, 2002, the company’s consumer products business was reorganized into two divisions. A new division, Alberto-Culver Consumer Products Worldwide, includes the former Alberto-Culver North America business segment and the former Alberto-Culver International segment excluding the operations of Cederroth. The second division is Cederroth International, which manufactures, markets and distributes beauty and health care products throughout Scandinavia and in Europe. Beginning in fiscal year 2003, Alberto-Culver Company and its consolidated subsidiaries (herein referred to collectively as the “company,” unless indicated otherwise) have two segments for external financial reporting purposes. Global Consumer Products, which includes the two aforementioned consumer products divisions, and Specialty distribution – Sally, which is the same segment as previously reported. Prior year information has been reclassified to conform to the new segment presentation.

The company’s Global Consumer Products segment develops, manufactures, distributes and markets branded consumer products to the United States, Canada and more than 120 other countries. These branded consumer products consist of beauty and health care products and food and household products. Beauty and health care products accounted for approximately 34%, 34% and 35% of the company’s consolidated net sales for the years ended September 30, 2003, 2002 and 2001, respectively. Food and household products accounted for approximately 4%, 4% and 5% of the company’s consolidated net sales for the years ended September 30, 2003, 2002 and 2001, respectively.

The company’s “Specialty distribution – Sally” segment consists of Sally Beauty Company which is comprised of two operations: (1) Sally Beauty Supply, a domestic and international chain of cash-and-carry outlets offering professional beauty supplies to both salon professionals and retail consumers and (2) Beauty Systems Group (BSG), a full-service beauty products distributor offering professional brands directly to salons and through professional-only stores in exclusive geographical territories. Sales of the Specialty distribution—Sally business segment accounted for approximately 62%, 62% and 60% of the company’s consolidated net sales for the years ended September 30, 2003, 2002 and 2001, respectively.

Financial information about business segments and geographic area information is incorporated herein by reference to the “Business Segments and Geographic Area Information” note of the “Notes to Consolidated Financial Statements” in the company’s annual report to stockholders for the year ended September 30, 2003.

Global Consumer Products

The company’s major beauty and health care products marketed in the United States include the Alberto V05, TRESemmé and Consort lines of hair care products, the St. Ives Swiss Formula line of hair and skin care products, FDS feminine deodorant sprays and the Soft & Beautiful, Just For Me, Comb-Thru, Motions and TCB lines of ethnic hair care products. Food and household products sold in the United States include Mrs. Dash salt-free seasoning blends, Molly McButter butter flavored sprinkles, SugarTwin sugar substitute and Static Guard anti-static spray.

In Canada, the company sells most of the products marketed in the United States along with the Alberto European and Alberto Balsam lines of hair care products.

In the United Kingdom and Europe, the company sells products such as the Alberto V05, Advanced Alberto V05 and Alberto Balsam lines of hair care products and the St. Ives Swiss Formula line of hair and skin care products. Indola professional hair colors, shampoos, conditioners and styling products are marketed throughout Europe and other international markets.

In Latin America, the significant products sold by the company include the Alberto V05, Alberto Get Set, Antiall and Folicure lines of hair care products, the St. Ives Swiss Formula line of hair and skin care products, Veritas soap and deodorant body powder products and Farmaco soap products. The company’s principal markets in Latin America are Mexico, Puerto Rico and the Caribbean, Argentina and Chile.

The company manufactures, markets and distributes beauty and health care products throughout Scandinavia and Europe through its Cederroth International subsidiary headquartered in Sweden. Such products include Salve adhesive bandages, Samarin antacids, Seltin salt substitute, Topz cotton buds, Savette wet wipes, Bliw liquid soaps, Date anti-perspirants and cologne for women, Alberto Family Fresh shampoo and shower products, Suketter artificial sweetener, Alberto V05 hair care products, the St. Ives Swiss Formula line of hair and skin care products, HTH and L300 skin care products, Grumme Tvattsapa detergents and Pharbio natural pharmaceuticals. The company also distributes Jordan toothbrushes in Scandinavia. Soraya skin care products are sold in Poland and Eastern Europe.

The company’s products are also sold in Australia, Asia and Africa.

The Global Consumer Products segment also includes the custom label manufacturing of other companies’ personal care products in the United States.

Specialty Distribution – Sally

Sally Beauty Company operates a network of cash-and-carry professional beauty supply stores under the name Sally Beauty Supply and also sells professional beauty products to salon owners, salon professionals and franchises through its Beauty Systems Group full-service distribution business.

As of September 30, 2003, Sally Beauty Company, including its Beauty Systems Group, had 2,815 stores, including 139 franchise stores, in the United States, Puerto Rico, the United Kingdom, Canada, Japan, Germany and Mexico.

Sally Beauty Supply stores provide salon owners, hairdressers and consumers with an extensive selection of hair care products, cosmetics, styling appliances and other beauty items, including brands such as Wella, Clairol, Revlon and L’Oreal. Sally Beauty Supply stores’ professional customers purchase salon supplies at a discount, while its retail customers purchase professional products at a higher price. As of September 30, 2003, there were 2,272 Sally Beauty Supply stores in the United States, Puerto Rico, the United Kingdom, Japan, Germany and Mexico.

Beauty Systems Group distributes professional beauty products to salons in exclusive, licensed territories in the Northeast, East, Southeast, Midwest, Midsouth and Southwest United States and portions of Canada and Mexico. Beauty Systems Group operates 543 stores, including 139 franchise stores, as of September 30, 2003 that sell exclusively to the salon professional and maintains a sales force that consists of over 980 professional distributor sales consultants who call on the salons directly. In addition to selling professional beauty products, these sales consultants educate salon professionals and owners on new styles, techniques and business practices. The brands sold in the Beauty Systems Group stores and through professional distributor sales consultants, such as Matrix, Paul Mitchell, Graham Webb, Redken, TIGI and Sebastian, are sold to consumers exclusively through salons and are not available at Sally Beauty Supply stores.

In September 2003, the company announced its plans to acquire West Coast Beauty Supply, with an expected closing in December, 2003. This acquisition will expand the geographic reach of Beauty Systems Group throughout the western half of the United States and will increase Beauty Systems Group’s store count to over 650 outlets and bring the total number of professional distributor sales consultants to approximately 1,225.

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

The company allocates a large portion of its revenues to the advertising and marketing of consumer beauty products. Net earnings are materially affected by these expenditures, which are charged against income in the period incurred. Advertising and marketing expenditures were $212.4 million, $189.1 million and $179.0 million in fiscal years 2003, 2002 and 2001, respectively.

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

Sally Beauty Company, including its Beauty Systems Group, sells professional beauty supplies through its 2,815 stores, including 139 franchises, located in 48 states, Puerto Rico, the United Kingdom, Canada, Japan, Germany and Mexico. Sally Beauty Supply stores are cash-and-carry, primarily located in strip shopping centers. Sally operates the largest domestic chain of cash-and-carry beauty supply stores and, as such, is a major customer of some of the company’s competitors in the personal care products industry. In addition, Beauty Systems Group distributes products in exclusive, licensed territories in the Northeast, East, Southeast, Midwest, Midsouth and Southwest United States and portions of Canada and Mexico to the professional market through its stores and over 980 professional distributor sales consultants. Sally sells Alberto-Culver’s professional hair care products, but these products represent only a small portion of Sally’s selection of salon brands.

EMPLOYEES

In its domestic and foreign operations, the company had approximately 17,000 full-time equivalent employees as of September 30, 2003 consisting of approximately 10,800 hourly personnel and 6,200 salaried employees. At September 30, 2002, the company had approximately 16,900 full-time equivalent employees.

Certain subsidiaries of the company have union contracts covering production, warehouse, shipping and maintenance personnel. The company considers relations with its employees to be satisfactory.

REGULATION

The company is subject to the regulations of a number of governmental agencies in the United States and certain foreign countries, including the Food and Drug Administration and the Federal Trade Commission.

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

AVAILABILITY OF REPORTS

The company’s annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are available, without charge, on the company’s website, www.alberto.com, as soon as reasonably possible after they are filed electronically with the SEC. The company will provide copies of such reports to any person, without charge, upon written request to the Vice President, Corporate Development and Investor Relations.

ITEM 2.	PROPERTIES

The company’s properties, plants and equipment are maintained in good condition and are suitable and adequate to support the business. The company’s principal properties and their general characteristics are described below:

Location	Type of Facility	Business Segment
Company-Owned Properties:
Melrose Park, Illinois
• 2525 Armitage Avenue	Corporate Office, Manufacturing, Warehouse	(1)
• 2020 and 2040 Indian Boundary Drive	Office, Warehouse	(1)
• 2150 N. 15th Avenue	Manufacturing, Warehouse	(1)
• 2100 N. 15th Avenue	Warehouse	(1)
Basingstoke, Hampshire, England	Office	(1)
Buenos Aires, Argentina	Office, Manufacturing, Warehouse	(1)
Columbus, Ohio	Warehouse	(2)
Dallas, Texas	Office, Manufacturing, Warehouse	(1)
Denton, Texas	Office, Warehouse	(2)
Falun, Sweden	Office, Manufacturing, Warehouse	(1)
Jacksonville, Florida	Warehouse	(2)
Madrid, Spain	Office, Manufacturing, Warehouse	(1)
Naguabo, Puerto Rico	Manufacturing, Warehouse	(1)
Naucalpan de Juarez, Mexico	Office, Manufacturing, Warehouse	(1)
North Rocks, New South Wales, Australia	Office, Manufacturing, Warehouse	(1)
Radzymin, Poland	Office, Manufacturing, Warehouse	(1)
Reno, Nevada	Warehouse	(2)
Swansea, Wales, England	Office, Manufacturing, Warehouse	(1)
Toronto, Ontario, Canada	Office, Manufacturing, Warehouse	(1)

Leased Properties:
Albertslund, Denmark	Office, Warehouse	(1)
Atlanta, Georgia	Warehouse	(1)
Auckland, New Zealand	Office, Warehouse	(1)
Austin, Texas	Office, Warehouse	(2)
Blackburn, Lancashire, England	Warehouse	(2)
Calgary, Alberta, Canada	Office, Warehouse	(2)
Carlisle, Pennsylvania	Office, Warehouse	(1)
Chatsworth, California	Office, Manufacturing, Warehouse	(1)
Espoo, Finland	Office, Warehouse	(1)
Geneva, Switzerland	Office	(1)
Greenville, Ohio	Office, Warehouse	(2)
Kitchener, Ontario, Canada	Office, Warehouse	(2)
Laurel, Maryland	Office, Warehouse	(2)
Macedonia, Ohio	Office, Warehouse	(2)
Macon, Georgia	Office, Warehouse	(2)
Monroe, Connecticut	Office, Warehouse	(2)
Ontario, California	Warehouse	(1)
Paducah, Kentucky	Office, Warehouse	(2)
Rakkestad, Norway	Office, Warehouse	(1)
Reading, Berkshire, England	Office	(2)
Rochester, New York	Office, Warehouse	(2)
Spartanburg, South Carolina	Office, Warehouse	(2)
Stockholm, Sweden	Office, Manufacturing, Warehouse	(1)
Surrey, British Columbia, Canada	Office, Warehouse	(2)
Toronto, Ontario, Canada	Office, Warehouse	(2)
Various (2,676 locations in 48 states, Puerto Rico, the United Kingdom, Canada, Mexico, Japan and Germany)	Sally Beauty Company Stores	(2)

(1)	Global Consumer Products

(2)	Specialty Distribution - Sally

ITEM 3.	LEGAL PROCEEDINGS

There are no material legal proceedings pending.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended September 30, 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names and current positions of the registrant’s executive officers, including their five-year business history and ages. Executive officers of the company and its subsidiaries are elected annually.

Name	Current Position and Five-Year Business History	Age

Leonard H. Lavin (1)	Chairman	84

Howard B. Bernick (1)	President and Chief Executive Officer	51

Bernice E. Lavin (1)	Vice Chairman, Secretary and Treasurer	78

Carol L. Bernick (1)	Since June, 2002 – Vice Chairman and Assistant Secretary, Alberto-Culver Company, President, Alberto-Culver Consumer Products Worldwide, a division of the registrant, and President, Alberto-Culver USA, Inc., a subsidiary of the registrant; previously Vice Chairman and Assistant Secretary, Alberto-Culver Company, President, Alberto-Culver North America, a division of the registrant and President, Alberto-Culver USA, Inc. for more than five years.	51

William J. Cernugel	Since May, 2000 – Senior Vice President and Chief Financial Officer; previously Senior Vice President, Finance for more than five years.	61

John R. Berschied, Jr.	Since May, 2000 – Group Vice President, Global Research and Development; January, 2000 to May, 2000 – Director Technology and Innovation Management, Arthur D. Little, Inc.; February, 1993 – December, 1999 – Senior Vice President, Global Research, Development and Engineering, S.C. Johnson and Son, Inc.	60

Michael H. Renzulli	President, Sally Beauty Company, Inc., a subsidiary of registrant.	63

Gary P. Schmidt	Vice President, General Counsel and Assistant Secretary	52

(1)	Leonard H. Lavin and Bernice E. Lavin are husband and wife. Carol L. Bernick is the wife of Howard B. Bernick and the daughter of Mr. and Mrs. Lavin.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated herein by reference to the section entitled “Market Price of Common Stock and Cash Dividends Per Share” and note 4 of the “Notes to Consolidated Financial Statements” in the registrant’s annual report to stockholders for the year ended September 30, 2003 and the section entitled “Equity Compensation Plan Information” in the registrant’s proxy statement for its annual meeting of stockholders on January 22, 2004.

ITEM 6.	SELECTED FINANCIAL DATA

Information required for this Item is incorporated herein by reference to the section entitled “Selected Financial Data” in the registrant’s annual report to stockholders for the year ended September 30, 2003.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required for this Item is incorporated herein by reference to the section entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the registrant’s annual report to stockholders for the year ended September 30, 2003.

ITEM 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required for this Item is incorporated herein by reference to the section entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the registrant’s annual report to stockholders for the year ended September 30, 2003.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required for this Item is incorporated herein by reference to the consolidated financial statements and notes and “Independent Auditors’ Report” of KPMG LLP in the registrant’s annual report to stockholders for the year ended September 30, 2003.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9a.	CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this annual report on Form 10-K, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the chief executive officer and the chief financial officer of the company have concluded that Alberto-Culver Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required for this Item regarding the directors of the company and regarding delinquent filers pursuant to Item 405 of Regulation S-K is incorporated herein by reference to the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”, respectively, in the registrant’s proxy statement for its annual meeting of stockholders on January 22, 2004. Information concerning Executive Officers of the registrant is included in Part I of this report. Information required for this Item regarding the audit committee financial expert pursuant to item 401(h) of Regulation S-K is incorporated herein by reference to the section entitled “Meetings and Committees of the Board of Directors” in the registrant’s proxy statement for its annual meeting of stockholders on January 22, 2004.

The company has adopted a code of ethics that applies to the Chief Executive Officer, Chief Financial Officer and Corporate Controller. The company will provide copies of such code of ethics to any person, without charge, upon written request to the Vice President, Corporate Development and Investor Relations.

ITEM 11.	EXECUTIVE COMPENSATION

Information required for this Item is incorporated herein by reference to the section entitled “Executive Compensation” in the registrant’s proxy statement for its annual meeting of stockholders on January 22, 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required for this Item is incorporated herein by reference to the sections entitled “Share Ownership of Directors and Executive Officers” and “Principal Stockholders” in the registrant’s proxy statement for its annual meeting of stockholders on January 22, 2004.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required for this Item is incorporated herein by reference to the section entitled “Certain Business Relationships” in the registrant’s proxy statement for its annual meeting of stockholders on January 22, 2004.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not applicable.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report:

1.	Financial statements:

The consolidated financial statements and notes required to be included in Part II, Item 8 are incorporated by reference to the registrant’s annual report to stockholders for the year ended September 30, 2003, which is filed as an exhibit to this report.

2.	Financial statement schedules:

Description	Schedule
Valuation and Qualifying Accounts	II

Schedules I, III, IV, and V are omitted as the information required by these schedules is not applicable.

3.	Exhibits:

Exhibit Number	Description

3(i)(a)	Copy of Restated Certificate of Incorporation of Alberto-Culver Company (filed as Annex A and incorporated herein by reference to the company’s proxy statement for its annual meeting of stockholders on January 23, 2003).

3(ii)	Copy of the By-Laws of Alberto-Culver Company, as amended (filed as Exhibit 3(ii) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2000).

4	Certain instruments defining the rights of holders of long-term obligations of the registrant and certain of its subsidiaries (the total amount of securities authorized under each of which does not exceed ten percent of the registrant’s consolidated assets) are omitted pursuant to part 4 (iii) (A) of Item 601 (b) of Regulation S-K. The registrant agrees to furnish copies of any such instruments to the Securities and Exchange Commission upon request.

3.	Exhibits: (continued)

Exhibit Number	Description

4 (a)	Copy of Indenture dated June 10, 1998 between Alberto-Culver Company and The First National Bank of Chicago, as Trustee (filed as Exhibit 4(a) and incorporated herein by reference to the company’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998).

4 (b)	Copy of 6.375% Debentures due June 15, 2028 (filed as Exhibit 4(b) and incorporated herein by reference to the company’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998).

4 (c)	Copy of 8.25% Notes due November 1, 2005 (filed as Exhibit 4 and incorporated herein by reference to the company’s Form 8-K dated March 28, 2000).

10 (a)	Copy of Alberto-Culver Company Management Incentive Plan, as amended* (filed as Exhibit 10(a) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2002).

10 (b)	Copy of Alberto-Culver Company Employee Stock Option Plan of 1988, as amended*.

10 (c)	Copy of Alberto-Culver Company 1994 Shareholder Value Incentive Plan, as amended*.

10 (d)	Copy of Alberto-Culver Company 1994 Restricted Stock Plan, as amended*.

10 (e)	Copy of Alberto-Culver Company 1994 Stock Option Plan for Non-Employee Directors, as amended*.

10 (f)	Copy of Split Dollar Life Insurance Agreement dated September 30, 1993 between Alberto-Culver Company and the trustee of the Lavin Survivorship Insurance Trust* (filed as Exhibit 10(e) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 1993).

10 (g)

Form of Severance Agreement between Alberto-Culver Company and named executive officers* (filed as Exhibit

10(f) and incorporated herein by reference to the company’s Form 10-Q Quarterly Report for the quarter ended December 31, 1996).

10 (h)	Copy of Credit Agreement dated as of September 11, 2002 among Alberto-Culver Company, Bank of America, N.A. as administrative agent and the other financial institutions being parties thereto (filed as Exhibit 10(h) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2002).

10 (i)	Copy of the Alberto-Culver Company Executive Deferred Compensation Plan, as amended* (filed as Exhibit 10(i) and incorporated herein by reference to the company’s Form 10-Q Quarterly Report for the quarter ended December 31, 1999).

10 (j)	Form of Amendment of Severance Agreement between Alberto-Culver Company and named executive officers*.

3.	Exhibits: (continued)

Exhibit Number	Description

10 (k)

Form of Key Executive Deferred Compensation Agreement between Alberto-Culver Company and certain of its officers, and schedule setting forth the registrant’s named executive officers (as defined in Item 402 of Regulation

S-K) who are parties to such an agreement and the material terms of each such named executive officer’s agreement*.

10 (l)	Copy of the Alberto-Culver Company Deferred Compensation Plan for Non-Employee Directors*.

10 (m)	Copy of the Alberto-Culver Company Employee Stock Option Plan of 2003 (filed as Exhibit 10.1 and incorporated herein by reference to the company’s proxy statement for its annual meeting of stockholders on January 23, 2003).

10 (n)	Copy of Alberto-Culver Company 2003 Restricted Stock Plan (filed as Exhibit 10.3 and incorporated herein by reference to the company’s proxy statement for its annual meeting of stockholders on January 23, 2003).

10 (o)	Copy of Alberto-Culver Company 2003 Stock Option Plan for Non-Employee Directors (filed as Exhibit 10.2 and incorporated herein by reference to the company’s proxy statement for its annual meeting of stockholders on January 23, 2003).

13	Portions of annual report to stockholders for the year ended September 30, 2003 incorporated herein by reference.

21	Subsidiaries of the Registrant

23	Consent of KPMG LLP

31(a)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31(b)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

A Form 8-K was filed on July 24, 2003 under Item 9 furnishing a press release dated July 24, 2003, announcing the company’s results for its third quarter and nine months ended June 30, 2003.

* This exhibit is a management contract or compensatory plan or arrangement of the registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of December, 2003.

ALBERTO-CULVER COMPANY

By	/s/ HOWARD B. BERNICK

Howard B. Bernick President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LEONARD H. LAVIN Leonard H. Lavin	Chairman of the Board and Director	December 12, 2003

/s/ HOWARD B. BERNICK Howard B. Bernick	President, Chief Executive Officer and Director (Principal Executive Officer)	December 12, 2003

/s/ BERNICE E. LAVIN Bernice E. Lavin	Vice Chairman, Secretary, Treasurer and Director	December 12, 2003

/s/ CAROL L. BERNICK Carol L. Bernick	Vice Chairman, President, Alberto-Culver Consumer Products Worldwide, Assistant Secretary and Director	December 12, 2003

/s/ WILLIAM J. CERNUGEL William J. Cernugel	Senior Vice President and Chief Financial Officer (Principal Financial & Accounting Officer)	December 12, 2003

/s/ A.G. ATWATER, JR. A.G. Atwater, Jr.	Director	December 12, 2003

/s/ JAMES G. BROCKSMITH, JR. James G. Brocksmith, Jr.	Director	December 12, 2003

/s/ JIM EDGAR Jim Edgar	Director	December 12, 2003

/s/ KING HARRIS King Harris	Director	December 12, 2003

/s/ JOHN A. MILLER John A. Miller	Director	December 12, 2003

/s/ ALLAN B. MUCHIN Allan B. Muchin	Director	December 12, 2003

/s/ ROBERT H. ROCK Robert H. Rock	Director	December 12, 2003

/s/ SAM J. SUSSER Sam J. Susser	Director	December 12, 2003

/s/ WILLIAM W. WIRTZ William W. Wirtz	Director	December 12, 2003

Independent Auditors’ Report

The Board of Directors and Stockholders

Alberto-Culver Company:

On October 21, 2003, except as to “note 11” to the consolidated financial statements, as to which the date is November 5, 2003, we reported on the consolidated balance sheets of Alberto-Culver Company and Subsidiaries as of September 30, 2003 and 2002 and the related consolidated statements of earnings, cash flows and stockholders’ equity for each of the years in the three-year period ended September 30, 2003, as contained in the 2003 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for fiscal year 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 15(a)2 of the annual report on Form 10-K. That financial statement schedule is the responsibility of the company’s management. Our responsibility is to express an opinion on that financial statement schedule based on our audits.

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

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois

October 21, 2003

Schedule II

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Valuation and Qualifying Accounts

(In thousands)

	Year Ended September 30,
	2003	2002	2001
Allowance for doubtful accounts:
Balance at beginning of period	$17,550	11,387	10,135
Additions (deductions):
Charged to costs and expenses	7,733	10,974	7,331
Uncollectible accounts written off, net of recoveries	(7,195)	(5,052)	(6,327)
Allowance for doubtful accounts of acquired companies	—	98	2
Other, including the effect of foreign exchange rates	1,023	143	246

Balance at end of period	$19,111	17,550	11,387