Form 10-Q
period 2003-12-31
ALBERTO CULVER CO
filed 2004-02-12
CIK 3327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

December 31, 2003

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

YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒ NO ☐

At December 31, 2003, the company had 90,032,030 shares of common stock outstanding (adjusted for the February, 2004 50% stock dividend).

PART I

ITEM 1.	FINANCIAL STATEMENTS

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

Three Months Ended December 31, 2003 and 2002

(in thousands, except per share data)

	(Unaudited)
	2003	2002
Net sales	$764,751	696,776
Cost of products sold	382,718	352,288

Gross profit	382,033	344,488
Advertising, marketing, selling and administrative	310,805	282,631
Non-cash charge related to conversion to one class of common stock (note 2)	63,170	—

Operating earnings	8,058	61,857
Interest expense, net of interest income of $1,166 in 2003 and $892 in 2002	5,380	5,582

Earnings before provision for income taxes	2,678	56,275
Provision for income taxes	937	20,259

Net earnings	$1,741	36,016

Net earnings per share
Basic	$.02	.41

Diluted	$.02	.40

Weighted average shares outstanding
Basic	89,109	87,017

Diluted	91,199	89,766

Cash dividends paid per share	$.07	.06

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2003 and September 30, 2003

(dollars in thousands, except share data)

	(Unaudited)
	December 31, 2003	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$252,213	370,148
Receivables, less allowance for doubtful accounts ($20,524 at 12/31/03 and $19,111 at 9/30/03)	232,086	226,054
Inventories:
Raw materials	37,532	35,714
Work-in-process	4,347	4,633
Finished goods	559,765	490,810

Total inventories	601,644	531,157
Other current assets	40,944	38,130

Total current assets	1,126,887	1,165,489

Property, plant and equipment at cost, less accumulated depreciation ($328,265 at 12/31/03 and $312,530 at 9/30/03)	275,451	264,335
Goodwill, net	453,130	355,285
Trade names, net	93,578	84,463
Other assets	76,571	76,037

Total assets	$2,025,617	1,945,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$195	295
Accounts payable	231,604	220,633
Accrued expenses	207,846	222,860
Income taxes	13,952	21,721

Total current liabilities	453,597	465,509

Long-term debt	320,564	320,587
Deferred income taxes	20,511	39,759
Other liabilities	72,298	57,625
Stockholders’ equity:
Common stock, par value $.22 per share, authorized 300,000,000 shares; issued 98,334,130 at 12/31/03 and 97,810,191 at 9/30/03 (notes 2 and 3)	15,031	15,031
Additional paid-in capital	299,483	215,777
Retained earnings	1,030,964	1,035,513
Deferred compensation	(5,052)	(4,487)
Accumulated other comprehensive income – foreign currency translation	(22,659)	(40,695)

	1,317,767	1,221,139
Less treasury stock at cost (8,302,100 shares at 12/31/03 and 9,349,977 at 9/30/03) (notes 2 and 3)	(159,120)	(159,010)

Total stockholders’ equity	1,158,647	1,062,129

Total liabilities and stockholders’ equity	$2,025,617	1,945,609

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three Months Ended December 31, 2003 and 2002

(dollar amounts in thousands)

	(Unaudited)
	2003	2002
Cash Flows from Operating Activities:
Net earnings	$1,741	36,016
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	11,749	11,018
Amortization	804	874
Non-cash charge related to conversion to one class of common stock, net of taxes (note 2)	41,060	—
Cash effects of changes in (exclusive of acquisitions):
Receivables, net	10,075	3,427
Inventories, net	(26,182)	(21,950)
Other current assets	(1,373)	622
Accounts payable and accrued expenses	(23,392)	(53,103)
Income taxes	13,546	14,110
Other assets	542	178
Other liabilities	(629)	(77)

Net cash provided (used) by operating activities	27,941	(8,885)

Cash Flows from Investing Activities:
Capital expenditures	(16,255)	(9,441)
Payments for purchased businesses, net of acquired companies’ cash	(125,215)	(16)
Other, net	146	372

Net cash used by investing activities	(141,324)	(9,085)

Cash Flows from Financing Activities:
Short-term borrowings, net	—	4
Proceeds from issuance of long-term debt	87	—
Repayments of long-term debt	(70)	(1,095)
Cash dividends paid	(6,290)	(5,262)
Proceeds from exercise of stock options	38,269	8,670
Stock purchased for treasury	(39,844)	(7,721)

Net cash used by financing activities	(7,848)	(5,404)

Effect of foreign exchange rate changes on cash	3,296	1,551

Net decrease in cash and cash equivalents	(117,935)	(21,823)
Cash and cash equivalents at beginning of period	370,148	217,485

Cash and cash equivalents at end of period	$252,213	195,662

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	BASIS OF PRESENTATION

The consolidated financial statements contained in this report have not been audited by independent public accountants, except for balance sheet information presented at September 30, 2003. However, in the opinion of the company, the consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the data contained therein. The results of operations for the periods covered are not necessarily indicative of results for a full year. Certain amounts for the prior year have been reclassified to conform to the current year’s presentation.

(2)	CONVERSION TO ONE CLASS OF COMMON STOCK

On October 22, 2003, the Board of Directors approved the conversion of all of the issued shares of Class A common stock into Class B common stock on a one share-for-one share basis in accordance with the terms of the company’s certificate of incorporation. The conversion became effective after the close of business on November 5, 2003. The single class of common stock continues to trade on the New York Stock Exchange under the symbol ACV. Following the conversion, all outstanding options to purchase shares of Class A common stock became options to purchase an equal number of shares of Class B common stock.

The company accounts for its stock compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under these rules, the conversion to one class of common stock requires the company to recognize a non-cash charge from the remeasurement of the intrinsic value of all Class A stock options outstanding on the conversion date. A portion of this non-cash charge was recognized on the conversion date for vested stock options and the remaining non-cash charges related to unvested stock options and restricted shares will be recognized over the remaining vesting periods. As a result, the company will record a non-cash charge against pre-tax earnings of $105.9 million ($68.8 million after taxes), of which $63.2 million ($41.1 million after taxes) was recognized in the first quarter of fiscal year 2004, another $23.6 million ($15.3 million after taxes) will be recognized during the remainder of fiscal year 2004 and $19.1 million ($12.4 million after taxes) will be recognized over the following three fiscal years in diminishing amounts. The non-cash charges will reduce operating earnings, provision for income taxes, net earnings and basic and diluted net earnings per share. The balance sheet effect of the options remeasurement increased total stockholders’ equity by $22.1 million in the first quarter of fiscal year 2004 and resulted in the recognition of a deferred tax asset of the same amount. Thereafter, the remaining non-cash charges will increase total stockholders’ equity and result in the recognition of additional deferred tax assets of $8.3 million during the remainder of fiscal year 2004 and $6.7 million over the following three fiscal years in diminishing amounts.

(3)	STOCKHOLDERS’ EQUITY

On January 21, 2004, the Board of Directors approved a 3-for-2 stock split in the form of a 50% stock dividend on the company’s outstanding shares. The additional shares will be distributed February 20, 2004 to shareholders of record at the close of business on February 2, 2004. The stock dividend is being distributed only on outstanding shares and not on shares held in the treasury. All share and per share information in this report, except for treasury shares, has been restated to reflect the 50% stock dividend.

The Board of Directors also approved on January 21, 2004 an increase in the cash dividend, raising the quarterly dividend 42.9% to 10 cents per share or 40 cents annually after reflecting the 50% stock dividend. The cash dividend is payable February 20, 2004 to stockholders of record on February 2, 2004.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

On January 22, 2004, the shareholders approved an amendment to the company’s certificate of incorporation that eliminated Class A common stock from the authorized capital of the company and redesignated the Class B common stock to Common Stock. The newly designated Common Stock continues to trade on the New York Stock Exchange under the symbol ACV.

In July, 2002, the Board of Directors authorized the company to purchase up to 2,384,150 shares of Class A common stock. As of October 22, 2003, the company had purchased 331,700 Class A shares under the authorization at a total cost of $15.1 million. On October 22, 2003, the Board of Directors authorized the company to purchase up to 2,052,450 shares of Common Stock. This authorization replaced the Class A repurchase program. A total of 2,052,450 shares remain available for purchase under the program as of December 31, 2003.

During the three months ended December 31, 2003 and 2002, the company acquired $39.8 million and $871,000, respectively, of common stock surrendered by employees in connection with the exercise of stock options and the payment of withholding taxes as provided under the terms of certain incentive plans. Shares acquired under these plans are not subject to the above-mentioned stock repurchase program.

(4)	WEIGHTED AVERAGE SHARES OUTSTANDING

The following table provides information on basic and diluted weighted average shares outstanding (in thousands):

	Three Months Ended December 31
	2003	2002
Basic weighted average shares outstanding	89,109	87,017
Effect of dilutive securities:
Assumed exercise of stock options	1,652	2,211
Assumed vesting of restricted stock	438	538

Diluted weighted average shares outstanding	91,199	89,766

No stock options were anti-dilutive for the three months ended December 31, 2003 or 2002.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5)	ACCOUNTING FOR STOCK-BASED COMPENSATION

The Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” requires either the adoption of a fair value based method of accounting for stock-based compensation or the continuance of the intrinsic value method with pro-forma disclosures as if the fair value method was adopted. The company has elected to continue measuring compensation expense for its stock-based plans using the intrinsic value method prescribed by APB No. 25 and, accordingly, no compensation cost related to stock options has been recognized in the consolidated statements of earnings.

Had compensation expense for these stock option plans been determined based upon the fair value of stock options on the dates of grant and recognized over the vesting period consistent with SFAS No. 123, the company’s pro-forma net earnings and net earnings per share for the three months ended December 31, 2003 and 2002 would have been as follows (in thousands, except per share amounts):

	Three Months Ended December 31
	2003	2002
Net earnings:
As reported	$1,741	36,016
Add: Stock-based compensation expense included in reported net income, net of related income tax effects	41,319	219
Less: Stock-based compensation expense determined under the fair-value based method for all awards, net of related income tax effects	(2,811)	(1,721)

Pro-forma	$40,249	34,514

Basic net earnings per share:
As reported	$.02	.41
Pro-forma	$.45	.40
Diluted net earnings per share:
As reported	$.02	.40
Pro-forma	$.44	.38

The $41.3 million addback for the three months ended December 31, 2003 for stock-based compensation expense included in reported net income includes the $41.1 million after-tax non-cash charge related to the conversion to a single class of common stock. The $2.8 million deduction for the three months ended December 31, 2003 for stock-based compensation expense determined under the fair-value based method for all awards includes a $74,000 pro-forma after-tax non-cash charge related to the conversion to a single class of common stock. See note 2 for further discussion of the conversion.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6)	COMPREHENSIVE INCOME

Comprehensive income consists of net earnings and foreign currency translation adjustments, as follows (in thousands):

	Three Months Ended December 31
	2003	2002
Net earnings	$1,741	36,016
Other comprehensive income adjustments-foreign currency translation	18,036	9,911

Comprehensive income	$19,777	45,927

The net earnings and comprehensive income amounts for the three months ended December 31, 2003 include the $41.1 million after-tax non-cash charge related to the conversion to a single class of common stock. See note 2 for further discussion of the conversion.

(7)	BUSINESS SEGMENT INFORMATION

Segment data for the three months ended December 31, 2003 and 2002 is as follows (in thousands):

	Three Months Ended December 31
	2003	2002
Net sales:
Global Consumer Products	$277,587	258,946
Specialty distribution – Sally	491,356	442,941
Eliminations	(4,192)	(5,111)

	$764,751	696,776

Earnings before provision for income taxes:
Global Consumer Products	$24,689	22,499
Specialty distribution – Sally	51,277	46,285

Segment operating profit	75,966	68,784
Unallocated expenses, net	(4,738)	(6,927)
Non-cash charge related to conversion to one class of common stock (note 2)	(63,170)	—
Interest expense, net of interest income	(5,380)	(5,582)

	$2,678	56,275

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8)	GOODWILL AND TRADE NAMES

Information about changes in the carrying amount of goodwill by operating segment for the three months ended December 31, 2003 is as follows (in thousands):

	Global Consumer Products	Specialty distribution- Sally	Total
Balance as of September 30, 2003	$142,440	212,845	355,285
Additions	—	94,650	94,650
Foreign currency translation effect	1,853	1,342	3,195

Balance as of December 31, 2003	$144,293	308,837	453,130

The increase in Specialty distribution – Sally goodwill was primarily due to the acquisition of West Coast Beauty Supply in December, 2003. See note 9 for further discussion of the acquisition.

Indefinite-lived trade names by operating segment at December 31, 2003 and September 30, 2003 were as follows (in thousands):

	December 31, 2003	September 30, 2003
Global Consumer Products	$89,065	79,950
Specialty distribution – Sally	4,513	4,513

	$93,578	84,463

The increase in Global Consumer Products’ trade names was mainly attributable to the acquisition of a nutritional supplement product line in Norway by the company’s Cederroth International subsidiary and the effect of foreign exchange rates.

(9)	ACQUISITION

On December 1, 2003, the company acquired the net assets of West Coast Beauty Supply, a full-service distributor of professional beauty products, in order to expand the geographic area served by Sally Beauty Company’s Beauty Systems Group. The total amount paid for the acquisition in the first quarter of fiscal year 2004 was $117.8 million. In addition, approximately $20.7 million will be paid over future periods in accordance with the purchase agreement. Total goodwill of $94.7 million, including the $20.7 million of estimated future payments, was recorded as a result of the acquisition. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of West Coast Beauty Supply have been included in the consolidated financial statements from the date of acquisition. West Coast Beauty Supply is included in the company’s Specialty distribution – Sally segment.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(9)	ACQUISITION (continued)

The following table provides pro-forma results for the three months ended December 31, 2003 and 2002 as if West Coast Beauty Supply had been acquired on October 1, 2002. Anticipated cost savings and other effects of the planned integration of West Coast Beauty Supply are not included in the pro-forma results. The pro-forma amounts presented are not necessarily indicative of the results that would have occurred had the acquisition been completed as of October 1, 2002, nor are the pro-forma amounts necessarily indicative of future results.

	Three Months Ended December 31
(in thousands)	2003	2002
Pro-forma net sales	$795,167	739,896
Pro-forma net earnings	$2,449	37,145
Pro-forma net earnings per share
Basic	$.03	.43
Diluted	$.03	.41

The pro-forma amounts for the three months ended December 31, 2003 include the non-cash charge related to the conversion to a single class of common stock. The non-cash charge reduced net earnings by $41.1 million and basic and diluted net earnings per share by 46 cents and 45 cents, respectively, in the first quarter of fiscal year 2004. See note 2 for further discussion of the conversion.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS

Alberto-Culver Company and its consolidated subsidiaries (the company) have two segments for external financial reporting purposes. The Global Consumer Products segment consists of two divisions: (1) Alberto-Culver Consumer Products Worldwide, which develops, manufactures, distributes and markets branded beauty care products as well as branded food and household products to the United States, Canada and more than 120 other countries, and (2) Cederroth International, which manufactures, markets and distributes beauty and health care products throughout Scandinavia and in Europe. The company’s “Specialty distribution – Sally” segment consists of Sally Beauty Company which is comprised of two operations: (1) Sally Beauty Supply, a domestic and international chain of cash-and-carry outlets offering professional beauty supplies to both salon professionals and retail consumers and (2) Beauty Systems Group, a full-service beauty products distributor offering professional brands directly to salons and through its own sales force professional-only stores in exclusive geographical territories.

OVERVIEW

As discussed in Note 2, on October 22, 2003, the Board of Directors approved the conversion of all of the issued shares of Class A common stock into Class B common stock on a one share-for-one share basis in accordance with the terms of the company’s certificate of incorporation. The conversion became effective after the close of business on November 5, 2003. The single class of common stock continues to trade on the New York Stock Exchange under the symbol ACV. Following the conversion, all outstanding options to purchase shares of Class A common stock became options to purchase an equal number of shares of Class B common stock.

The company accounts for its stock compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under these rules, the conversion to one class of common stock requires a remeasurement of the intrinsic value of all Class A stock options outstanding. As a result, the company will record a non-cash charge against pre-tax earnings of $105.9 million ($68.8 million after taxes) of which $63.2 million ($41.1 million after taxes) was recognized in the first quarter of fiscal year 2004, another $23.6 million ($15.3 million after taxes) will be recognized during the remainder of fiscal year 2004 and $19.1 million ($12.4 million after taxes) will be recognized over the following three fiscal years in diminishing amounts (hereafter the “non-cash charge”). The non-cash charges will reduce operating earnings, provision for income taxes, net earnings and basic and diluted net earnings per share. The balance sheet effect of the options remeasurement increased total stockholders’ equity by $22.1 million in the first quarter of fiscal year 2004 and resulted in the recognition of a deferred tax asset of the same amount. Thereafter, the remaining non-cash charges will increase total stockholders’ equity and result in the recognition of additional deferred tax assets of $8.3 million during the remainder of fiscal year 2004 and $6.7 million over the following three fiscal years in diminishing amounts.

Net earnings excluding the non-cash charge, basic net earnings per share excluding the non-cash charge and diluted net earnings per share excluding the non-cash charge are used in the accompanying analysis of results of operations. These measures are “non-GAAP financial measures” as defined by Regulation G of the Securities and Exchange Commission. The non-cash charge relates to a change in the capital structure of the company rather than the normal operations of the company’s core businesses. Management uses the non-GAAP financial measures excluding the non-cash charge to evaluate the operating results of the company and believes the presentation of these amounts provides the reader with information necessary to analyze the company’s normal operations over various quarters. Reconciliations of these measures to the most directly comparable financial measures under generally accepted accounting principles (GAAP) in the United States are provided in the “Reconciliation of Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

On January 21 2004, the Board of Directors approved a 3-for-2 stock split in the form of a 50% stock dividend on the company’s outstanding shares. The additional shares will be distributed February 20, 2004 to shareholders of record at the close of business on February 2, 2004. The stock dividend is being distributed only on outstanding shares and not on shares held in treasury. All share and per share information in this report, except for treasury shares, has been restated to reflect the 50% stock dividend.

On January 22, 2004, the shareholders approved an amendment to the company’s certificate of incorporation that eliminated Class A common stock from the authorized capital of the company’s charter and redesignated the Class B common stock to Common Stock. The newly designated Common Stock continues to trade on the New York Stock Exchange under the symbol ACV.

RESULTS OF OPERATIONS

First Fiscal Quarter Ended December 31, 2003 versus First Fiscal Quarter Ended December 31, 2002

The company achieved record net sales of $764.8 million in the first quarter of fiscal year 2004, up $68.0 million or 9.8% over the comparable period of the prior year. Current quarter sales increased by 3.2% due to the effect of foreign exchange rates.

Net earnings were $1.7 million in the first quarter of fiscal year 2004 versus $36.0 million in the prior year. The lower net earnings in the current year resulted from the non-cash charge of $41.1 million, net of income taxes, discussed in the “Overview” section of the MD&A. As a result, basic earnings per share were 2 cents in the current quarter versus 41 cents last year and diluted earnings per share were 2 cents in fiscal year 2004 compared to 40 cents in the prior year.

Net earnings excluding the non-cash charge were $42.8 million for the three months ended December 31, 2003 or 18.8% higher than the prior year’s first quarter net earnings of $36.0 million. Basic earnings per share excluding the non-cash charge were 48 cents in the first quarter of fiscal year 2004, which was 7 cents or 17.1% higher than the same period of fiscal year 2003. Diluted earnings per share excluding the non-cash charge for the current quarter increased 17.5% to 47 cents from 40 cents in the same period of the prior year.

Compared to the same period of the prior year, sales of Global Consumer Products increased 7.2% in the first quarter of fiscal year 2004. The current year increase was primarily due to the effect of foreign exchange rates, which increased sales by 6.2%, and higher sales of TRESemme hair care products, St. Ives Swiss Formula skin care products and Mrs. Dash seasonings. These increases were partially offset by lower sales of Pro-Line’s ethnic hair care products and decreased sales for custom label operations.

The Specialty distribution – Sally (Sally) business segment achieved a sales increase of 10.9% for the first quarter of fiscal year 2004 compared to the same period of the prior year. The current year sales increase was mainly attributable to the expansion of Sally’s full-service operations, including the acquisition of West Coast Beauty Supply in December, 2003, higher sales for established Sally Beauty Company stores, the addition of new stores during the year and the effect of foreign exchange rates.

Cost of products sold as a percentage of net sales was 50.0% for the first quarter of fiscal year 2004 compared to 50.6% for the first quarter of the prior year. The decrease in the cost of products sold percentage in the first quarter of fiscal year 2004 was primarily attributable to cost savings programs and efforts to control obsolete inventory for Alberto-Culver Consumer Products Worldwide and improved vendor pricing for Sally.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Compared to the prior year, advertising, marketing, selling and administrative expenses in fiscal year 2004 increased $28.2 million or 10.0% for the first quarter. The increase primarily resulted from the higher selling and administrative costs associated with the growth of the Sally Beauty Company business and higher expenditures for advertising and marketing.

Advertising and marketing expense was $57.8 million for the first quarter of fiscal year 2004 versus $49.4 million for the first quarter of fiscal year 2003. The $8.4 million increase in the current quarter primarily resulted from higher advertising expenditures for St. Ives Swiss Formula skin care products, Alberto VO5 hair care products and Mrs. Dash seasonings along with the effects of foreign exchange rates for Alberto-Culver Consumer Products Worldwide and increases related to the growth of Sally Beauty Company.

The provision for income taxes as a percentage of earnings before income taxes was 35.0% for the first quarter of fiscal year 2004 compared to 36.0% for the first quarter of fiscal year 2003. The lower tax rate for the first quarter of fiscal year 2004 is mainly due to the mix of foreign taxable earnings.

FINANCIAL CONDITION

December 31, 2003 versus September 30, 2003

Working capital at December 31, 2003 was $673.3 million, a decrease of $26.7 million from $700.0 million at September 30, 2003. The resulting ratio of current assets to current liabilities was 2.48 to 1.00 at December 31, 2003 compared to 2.50 to 1.00 at September 30, 2003. The decreases in working capital and the ratio of current assets to current liabilities was primarily due to cash outlays for the acquisition of West Coast Beauty Supply in December, 2003, capital expenditures and cash dividends, partially offset by working capital generated from operations.

Cash and cash equivalents decreased $117.9 million during the first three months of fiscal year 2004 to $252.2 million primarily due to the acquisition of West Coast Beauty Supply in December, 2003, capital expenditures and cash dividends. These outflows were partially offset by cash flow provided by operating activities.

Inventories increased $70.5 million during the first three months of fiscal year 2004 to $601.6 million primarily due to the acquisition of West Coast Beauty Supply in December, 2003, the timing of inventory purchases, the growth of the Sally Beauty business, including new stores and new product lines, and the weakening of the U.S. dollar versus certain foreign currencies.

Net goodwill increased $97.8 million during the first three months of fiscal year 2004 mainly due to the acquisition of West Coast Beauty Supply.

Net trade names increased $9.1 million during the first three months of fiscal year 2004 primarily due to the acquisition of a nutritional supplement product line in Norway by the company’s Cederroth International subsidiary in December, 2003.

Accounts payable increased $11.0 million during the first three months of fiscal year 2004 mainly due to the operations of West Coast Beauty Supply, which was acquired in December, 2003, and the timing of inventory purchases and vendor payments.

Accrued expenses decreased $15.0 million in the first quarter of fiscal year 2004 to $207.8 million primarily due to payments under various incentive plans and semi-annual interest payments on the company’s $320 million of public debt securities. These decreases were partially offset by the addition of accrued expenses attributable to the acquisition of West Coast Beauty Supply in December, 2003.

Deferred income taxes and accrued income taxes decreased $27.0 million during the first three months of fiscal year 2004. The decrease in deferred income taxes was primarily due to the deferred tax asset of $22.1 million recorded in the first quarter in connection with the non-cash charge related to the conversion to a single class of common stock. The decrease in accrued income taxes was mainly due to the tax benefits realized from the exercise of employee stock options, partially offset by higher current income taxes payable resulting from increased taxable earnings.

Other liabilities increased $14.7 million during the first three months of fiscal year 2004 primarily due to deferred purchase obligations related to the acquisition of West Coast Beauty Supply in December, 2003.

Additional paid-in capital increased $83.7 million during the first quarter of fiscal year 2004. The increase was primarily related to the $63.2 million of additional paid-in capital associated with the conversion to a single class of common stock and additional paid-in capital from the exercise of employee stock options.

“Accumulated other comprehensive income - foreign currency translation” decreased $18.0 million during the first three months of fiscal year 2004 mainly due to the weakening of the U.S. dollar versus certain foreign currencies, primarily the Swedish krona, British pound, Euro, Canadian dollar and Australian dollar.

CRITICAL ACCOUNTING POLICIES

The company’s significant accounting policies are described in note 1 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2003. A discussion of critical accounting policies is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003. There were no significant changes in the company’s critical accounting policies during the three months ended December 31, 2003.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

Reconciliations of non-GAAP financial measures to their most directly comparable financial measures under GAAP in the United States for the three months ended December 31, 2003 and 2002 are as follows (in thousands, except per share data):

	Three Months Ended December 31,
	2003	2002
Net earnings, as reported	$1,741	36,016
Non-cash charge related to conversion to one class of common stock, net of income taxes	41,060	—

Net earnings excluding non-cash charge	$42,801	36,016

Basic net earnings per share, as reported	$.02	.41
Non-cash charge related to conversion to one class of common stock, net of income taxes	.46	—

Basic net earnings per share excluding non-cash charge	$.48	.41

Diluted net earnings per share, as reported	$.02	.40
Non-cash charge related to conversion to one class of common stock, net of income taxes	.45	—

Diluted net earnings per share excluding non-cash charge	$.47	.40

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the company’s market risk during the three months ended December 31, 2003.

ITEM 4.	CONTROLS AND PROCEDURES

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

A Form 8-K was filed on October 23, 2003 under Item 5 filing a press release dated October 22, 2003, announcing the conversion of the company’s Class A common stock into Class B common stock effective November 5, 2003 and under Item 9 furnishing a press release dated October 22, 2003, announcing the company’s results for its fourth quarter and full fiscal year ended September 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBERTO-CULVER COMPANY (Registrant)

By:	/s/ William J. Cernugel

William J. Cernugel Senior Vice President and Chief Financial Officer (Principal Financial Officer)

February 12, 2004