Form 10-Q
period 2004-03-31
ALBERTO CULVER CO
filed 2004-05-07
CIK 3327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2004

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

At March 31, 2004, the company had 90,477,740 shares of common stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

Three Months Ended March 31, 2004 and 2003

(in thousands, except per share data)

	(Unaudited)
	2004	2003
Net sales	$819,321	706,956
Cost of products sold	401,810	349,068

Gross profit	417,511	357,888
Advertising, marketing, selling and administrative	341,144	293,006
Non-cash charge related to conversion to one class of common stock (note 2)	8,100	—

Operating earnings	68,267	64,882
Interest expense, net of interest income of $854 in 2004 and $688 in 2003	5,829	5,734

Earnings before provision for income taxes	62,438	59,148
Provision for income taxes	21,853	21,293

Net earnings	$40,585	37,855

Net earnings per share
Basic	$.45	.43

Diluted	$.44	.42

Weighted average shares outstanding
Basic	89,934	87,324

Diluted	91,864	89,994

Cash dividends paid per share	$.10	.07

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

Six Months Ended March 31, 2004 and 2003

(in thousands, except per share data)

	(Unaudited)
	2004	2003
Net sales	$1,584,072	1,403,732
Cost of products sold	784,528	701,356

Gross profit	799,544	702,376
Advertising, marketing, selling and administrative	651,949	575,637
Non-cash charge related to conversion to one class of common stock (note 2)	71,270	—

Operating earnings	76,325	126,739
Interest expense, net of interest income of $2,020 in 2004 and $1,580 in 2003	11,209	11,316

Earnings before provision for income taxes	65,116	115,423
Provision for income taxes	22,790	41,552

Net earnings	$42,326	73,871

Net earnings per share
Basic	$.47	.84

Diluted	$.46	.82

Weighted average shares outstanding
Basic	89,540	87,164

Diluted	91,433	89,808

Cash dividends paid per share	$.17	.13

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2004 and September 30, 2003

(dollars in thousands, except share data)

	(Unaudited)
	March 31,	September 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$279,039	370,148
Short-term investments	12,026	—
Receivables, less allowance for doubtful accounts ($19,685 at 03/31/04 and $19,111 at 9/30/03)	233,222	226,054
Inventories:
Raw materials	36,547	35,714
Work-in-process	5,820	4,633
Finished goods	575,757	490,810

Total inventories	618,124	531,157
Other current assets	47,014	38,130

Total current assets	1,189,425	1,165,489

Property, plant and equipment at cost, less accumulated depreciation ($338,335 at 03/31/04 and $312,530 at 9/30/03)	282,149	264,335
Goodwill, net	472,934	355,285
Trade names, net	92,221	84,463
Other assets	78,339	76,037

Total assets	$2,115,068	1,945,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$462	295
Accounts payable	251,047	220,633
Accrued expenses	225,689	222,860
Income taxes	20,175	21,721

Total current liabilities	497,373	465,509

Long-term debt	320,690	320,587
Deferred income taxes	21,444	39,759
Other liabilities	71,182	57,625
Stockholders’ equity:
Common stock, par value $.22 per share, authorized 300,000,000 shares; issued 98,470,287 at 3/31/04 and 97,810,191 at 9/30/03 (notes 2 and 3)	21,663	15,031
Additional paid-in capital	309,596	215,777
Retained earnings	1,055,842	1,035,513
Deferred compensation	(4,531)	(4,487)
Accumulated other comprehensive income – foreign currency translation	(24,884)	(40,695)

	1,357,686	1,221,139
Less treasury stock at cost (7,992,547 shares at 3/31/04 and 9,349,977 at 9/30/03) (notes 2 and 3)	(153,307)	(159,010)

Total stockholders’ equity	1,204,379	1,062,129

Total liabilities and stockholders’ equity	$2,115,068	1,945,609

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Six Months Ended March 31, 2004 and 2003

(dollar amounts in thousands)

	(Unaudited)
	2004	2003
Cash Flows from Operating Activities:
Net earnings	$42,326	73,871
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	23,883	21,617
Amortization	1,584	1,674
Non-cash charge related to conversion to one class of common stock, net of taxes (note 2)	46,325	—
Cash effects of changes in (exclusive of acquisitions):
Receivables, net	9,857	8,724
Inventories, net	(40,484)	(19,466)
Other current assets	(3,309)	(2,030)
Accounts payable and accrued expenses	19,450	(32,954)
Income taxes	24,030	414
Other assets	(1,744)	2,276
Other liabilities	(3,308)	(2,404)

Net cash provided by operating activities	118,610	51,722

Cash Flows from Investing Activities:
Short-term investments	(12,026)	—
Capital expenditures	(34,626)	(21,433)
Payments for purchased businesses, net of acquired companies’ cash	(157,407)	(108)
Other, net	(95)	166

Net cash used by investing activities	(204,154)	(21,375)

Cash Flows from Financing Activities:
Short-term borrowings, net	238	634
Proceeds from issuance of long-term debt	333	122
Repayments of long-term debt	(147)	(1,130)
Cash dividends paid	(15,365)	(11,405)
Proceeds from exercise of stock options	46,507	15,476
Stock purchased for treasury	(40,065)	(9,610)

Net cash used by financing activities	(8,499)	(5,913)

Effect of foreign exchange rate changes on cash	2,934	4,974

Net increase (decrease) in cash and cash equivalents	(91,109)	29,408
Cash and cash equivalents at beginning of period	370,148	217,485

Cash and cash equivalents at end of period	$279,039	246,893

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	BASIS OF PRESENTATION

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

The company accounts for stock compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under these rules, the conversion to one class of common stock requires the company to recognize a non-cash charge from the remeasurement of the intrinsic value of all Class A stock options outstanding on the conversion date. A portion of this non-cash charge was recognized on the conversion date for vested stock options and the remaining non-cash charges related to unvested stock options and restricted shares will be recognized over the remaining vesting periods. As a result, the company will record a non-cash charge against pre-tax earnings of $105.9 million ($68.8 million after taxes), of which $8.1 million ($5.3 million after taxes) and $71.3 million ($46.3 million after taxes) was recognized in the second quarter and first half of fiscal year 2004, respectively, another $15.5 million ($10.1 million after taxes) will be recognized during the remainder of fiscal year 2004 and $19.1 million ($12.4 million after taxes) will be recognized over the following three fiscal years in diminishing amounts. The non-cash charges reduce operating earnings, provision for income taxes, net earnings and basic and diluted net earnings per share. The balance sheet effect of the options remeasurement increased total stockholders’ equity by $2.8 million and $25.0 million in the second quarter and first half of fiscal year 2004, respectively, and resulted in the recognition of a deferred tax asset of the same amount. Thereafter, the remaining non-cash charges will increase total stockholders’ equity and result in the recognition of additional deferred tax assets of $5.4 million during the remainder of fiscal year 2004 and $6.7 million over the following three fiscal years in diminishing amounts.

(3)	STOCKHOLDERS’ EQUITY

On January 21, 2004, the Board of Directors approved a 3-for-2 stock split in the form of a 50% stock dividend on the company’s outstanding shares. The additional shares were distributed February 20, 2004 to shareholders of record at the close of business on February 2, 2004. The stock dividend was distributed only on outstanding shares and not on shares held in the treasury. All share and per share information in this report, except for treasury shares, has been restated to reflect the 50% stock dividend.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3)	STOCKHOLDERS’ EQUITY (continued)

On January 22, 2004, shareholders approved amendments to the company’s certificate of incorporation that eliminated Class A common stock from the authorized capital of the company and redesignated the Class B common stock to Common Stock. As a result of these amendments, the Company has 300,000,000 shares of Common Stock. The newly designated Common Stock continues to trade on the New York Stock Exchange under the symbol ACV.

In July, 2002, the Board of Directors authorized the company to purchase up to 2,384,150 shares of Class A common stock. As of October 22, 2003, the company had purchased 331,700 Class A shares under the authorization at a total cost of $15.1 million. On October 22, 2003, the Board of Directors authorized the company to purchase up to 2,052,450 shares of Common Stock. This authorization replaced the Class A share repurchase program. A total of 2,052,450 shares remain available for purchase under the program as of March 31, 2004.

During the six months ended March 31, 2004 and 2003, the company acquired $40.1 million and $1.8 million, respectively, of common stock surrendered by employees in connection with the exercise of stock options and the payment of withholding taxes as provided under the terms of certain incentive plans. Shares acquired under these plans are not subject to the above-mentioned stock repurchase program.

(4)	WEIGHTED AVERAGE SHARES OUTSTANDING

The following table provides information on basic and diluted weighted average shares outstanding (in thousands):

	Three Months Ended March 31		Six Months Ended March 31
	2004	2003	2004	2003
Basic weighted average shares outstanding	89,934	87,324	89,540	87,164
Effect of dilutive securities:
Assumed exercise of stock options	1,533	2,121	1,496	2,095
Assumed vesting of restricted stock	397	549	397	549

Diluted weighted average shares outstanding	91,864	89,994	91,433	89,808

No stock options were anti-dilutive for the three months or six months ended March 31, 2004 or 2003.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5)	ACCOUNTING FOR STOCK-BASED COMPENSATION

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

Had compensation expense for stock option plans been determined based upon the fair value of stock options on the dates of grant and recognized over the vesting period consistent with SFAS No. 123, the company’s pro-forma net earnings and net earnings per share for the three months and six months ended March 31, 2004 and 2003 would have been as follows (in thousands, except per share amounts):

	Three Months Ended March 31		Six Months Ended March 31
	2004	2003	2004	2003
Net earnings:
As reported	$40,585	37,855	42,326	73,871
Add: Stock-based compensation expense included in reported net income, net of related income tax effects	5,483	469	46,802	847
Less: Stock-based compensation expense determined under the fair-value based method, net of related income tax effects	(2,724)	(2,835)	(5,531)	(4,715)

Pro-forma	$43,344	35,489	83,597	70,003

Basic net earnings per share:
As reported	$.45	.43	.47	.84
Pro-forma	$.48	.40	.93	.80
Diluted net earnings per share:
As reported	$.44	.42	.46	.82
Pro-forma	$.47	.40	.91	.78

The $5.5 million and $46.8 million addbacks for the three and six months ended March 31, 2004, respectively, for stock-based compensation expense included in reported net income include the $5.3 million and $46.3 million after-tax non-cash charges related to the conversion to a single class of common stock for the same periods. The $2.7 million and $5.5 million deductions for the three and six months ended March 31, 2004, respectively, for stock-based compensation expense determined under the fair-value based method include $11,000 and $85,000 of pro-forma after-tax non-cash charges related to the conversion to a single class of common stock for the same periods. See note 2 for further discussion of the conversion.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6)	COMPREHENSIVE INCOME

Comprehensive income consists of net earnings and foreign currency translation adjustments as follows (in thousands):

	Three Months Ended March 31		Six Months Ended March 31
	2004	2003	2004	2003
Net earnings	$40,585	37,855	42,326	73,871
Other comprehensive income adjustments-foreign currency translation	(2,225)	6,267	15,811	16,178

Comprehensive income	$38,360	44,122	58,137	90,049

The net earnings and comprehensive income amounts for the three months and six months ended March 31, 2004 include the $5.3 million and $46.3 million after-tax non-cash charges related to the conversion to a single class of common stock. See note 2 for further discussion of the conversion.

(7)	BUSINESS SEGMENT INFORMATION

Segment data for the three months and six months ended March 31, 2004 and 2003 is as follows (in thousands):

	Three Months Ended March 31		Six Months Ended March 31
	2004	2003	2004	2003
Net sales:
Global Consumer Products	$298,121	270,872	575,708	529,818
Specialty distribution – Sally	528,421	443,374	1,019,777	886,315
Eliminations	(7,221)	(7,290)	(11,413)	(12,401)

	$819,321	706,956	1,584,072	1,403,732

Earnings before provision for income taxes:
Global Consumer Products	$24,090	20,676	48,779	43,175
Specialty distribution – Sally	57,665	48,416	108,942	94,701

Segment operating profit	81,755	69,092	157,721	137,876
Unallocated expenses, net	(5,388)	(4,210)	(10,126)	(11,137)
Non-cash charge related to conversion to one class of common stock (note 2)	(8,100)	—	(71,270)	—
Interest expense, net of interest income	(5,829)	(5,734)	(11,209)	(11,316)

	$62,438	59,148	65,116	115,423

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8)	GOODWILL AND TRADE NAMES

Information about changes in the carrying amount of goodwill by operating segment for the six months ended March 31, 2004 is as follows (in thousands):

	Global Consumer Products	Specialty distribution- Sally	Total
Balance as of September 30, 2003	$142,440	212,845	355,285
Additions, net of purchase price adjustments	22,735	93,012	115,747
Foreign currency translation effect	861	1,041	1,902

Balance as of March 31, 2004	$166,036	306,898	472,934

The $22.7 million increase in Global Consumer Products was mainly attributable to the acquisition of Pantresse in January, 2004. The increase in Specialty distribution – Sally goodwill was primarily due to the acquisition of West Coast Beauty Supply in December, 2003. See note 9 for further discussion of the West Coast Beauty Supply acquisition.

Indefinite-lived trade names by operating segment at March 31, 2004 and September 30, 2003 were as follows (in thousands):

	March 31, 2004	September 30, 2003
Global Consumer Products	$87,708	79,950
Specialty distribution – Sally	4,513	4,513

	$92,221	84,463

The increase in Global Consumer Products’ trade names was mainly attributable to the acquisition of a nutritional supplement product line in Norway by the company’s Cederroth International subsidiary and the effect of foreign exchange rates.

(9)	ACQUISITION

On December 1, 2003, the company acquired the net assets of West Coast Beauty Supply, a full-service distributor of professional beauty products, in order to expand the geographic area served by Sally Beauty Company’s Beauty Systems Group. The total amount paid for the acquisition in the first half of fiscal year 2004 was $122.7 million. In addition, approximately $13.8 million will be paid over future periods in accordance with the purchase agreement. Goodwill of $93.0 million, including the $13.8 million of future payments, was recorded as a result of the acquisition. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of West Coast Beauty Supply have been included in the consolidated financial statements from the date of acquisition. West Coast Beauty Supply is included in the company’s Specialty distribution – Sally segment.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(9)	ACQUISITION (continued)

The following table provides pro-forma results for the three months and six months ended March 31, 2004 and 2003 as if West Coast Beauty Supply had been acquired on October 1, 2002. Anticipated cost savings and other effects of the planned integration of West Coast Beauty Supply are not included in the pro-forma results. The pro-forma amounts presented are not necessarily indicative of the results that would have occurred had the acquisition been completed as of October 1, 2002, nor are the pro-forma amounts necessarily indicative of future results.

	Three Months Ended March 31		Six Months Ended March 31
(in thousands)	2004	2003	2004	2003
Pro-forma net sales	$819,321	749,252	1,614,488	1,489,148
Pro-forma net earnings	$40,585	39,415	43,034	76,560
Pro-forma net earnings per share
Basic	$.45	.45	.48	.88
Diluted	$.44	.44	.47	.85

The pro-forma amounts for the three months and six months ended March 31, 2004 include the non-cash charge related to the conversion to a single class of common stock. The non-cash charge reduced net earnings by $5.3 million and $46.3 million in the second quarter and first half of fiscal year 2004, respectively. Basic and diluted net earnings per share were reduced by 6 cents in the second quarter of fiscal year 2004 while basic and diluted net earnings per share were lowered by 52 cents and 51 cents, respectively, in the first half of fiscal year 2004 as a result of the non-cash charge.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS

Alberto-Culver Company and its consolidated subsidiaries (the company) have two segments for external financial reporting purposes. The Global Consumer Products segment consists of two divisions: (1) Alberto-Culver Consumer Products Worldwide, which develops, manufactures, distributes and markets branded beauty care products as well as branded food and household products in the United States, Canada and more than 120 other countries, and (2) Cederroth International, which manufactures, markets and distributes beauty and health care products throughout Scandinavia and in Europe. The company’s “Specialty distribution – Sally” segment consists of Sally Beauty Company which is comprised of two operations: (1) Sally Beauty Supply, a domestic and international chain of cash-and-carry outlets offering professional beauty supplies to both salon professionals and retail consumers and (2) Beauty Systems Group, a full-service beauty products distributor offering professional brands directly to salons through its own sales force and professional-only stores in exclusive geographical territories in North America.

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

The company accounts for stock compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under these rules, the conversion to one class of common stock requires a remeasurement of the intrinsic value of all Class A stock options outstanding. A portion of this non-cash charge was recognized on the conversion date for vested stock options and the remaining non-cash charges related to unvested stock options and restricted shares will be recognized over the remaining vesting periods. As a result, the company will record a non-cash charge against pre-tax earnings of $105.9 million ($68.8 million after taxes) of which $8.1 million ($5.3 million after taxes) and $71.3 million ($46.3 million after taxes) was recognized in the second quarter and first half of fiscal year 2004, respectively, another $15.5 million ($10.1 million after taxes) will be recognized during the remainder of fiscal year 2004 and $19.1 million ($12.4 million after taxes) will be recognized over the following three fiscal years in diminishing amounts (hereafter the “non-cash charge”). The non-cash charges reduce operating earnings, provision for income taxes, net earnings and basic and diluted net earnings per share. The balance sheet effect of the options remeasurement increased total stockholders’ equity by $2.8 million and $25.0 million in the second quarter and first half of fiscal year 2004, respectively, and resulted in the recognition of a deferred tax asset of the same amount. Thereafter, the remaining non-cash charges will increase total stockholders’ equity and result in the recognition of additional deferred tax assets of $5.4 million during the remainder of fiscal year 2004 and $6.7 million over the following three fiscal years in diminishing amounts.

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

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

OVERVIEW (continued)

On January 21 2004, the Board of Directors approved a 3-for-2 stock split in the form of a 50% stock dividend on the company’s outstanding shares. The additional shares were distributed February 20, 2004 to shareholders of record at the close of business on February 2, 2004. The stock dividend was distributed only on outstanding shares and not on shares held in the treasury. All share and per share information in this report, except for treasury shares, has been restated to reflect the 50% stock dividend.

On January 22, 2004, shareholders approved amendments to the company’s certificate of incorporation that eliminated Class A common stock from the authorized capital of the company’s charter and redesignated the Class B common stock to Common Stock. As a result of these amendments, the Company has 300,000,000 shares of Common Stock. The newly designated Common Stock continues to trade on the New York Stock Exchange under the symbol ACV.

RESULTS OF OPERATIONS

Second Quarter and Six Months Ended March 31, 2004 versus Second Quarter and Six Months Ended March 31, 2003

The company achieved record second quarter net sales of $819.3 million in fiscal year 2004, up $112.4 million or 15.9% over the comparable period of the prior year. For the six-month period ending March 31, 2004, net sales reached a new high of $1.58 billion, representing a 12.8% increase compared to last year’s six-month period. The effect of foreign exchange rates increased sales by 3.3% in the second quarter and first half of fiscal year 2004.

Net earnings were $40.6 million for the three months ended March 31, 2004 versus $37.9 million in the prior year. Net earnings were lowered by $5.3 million in the second quarter of fiscal year 2004 as a result of the non-cash charge, net of income taxes, discussed in the “Overview” section of the MD&A. Basic earnings per share of 45 cents in the second quarter of fiscal year 2004 were 2 cents or 4.7% higher than the same period of fiscal year 2003. Diluted earnings per share for the current quarter increased 4.8% to 44 cents from 42 cents in the same period of the prior year.

Net earnings excluding the non-cash charge were $45.9 million for the three months ended March 31, 2004 or 21.1% higher than the prior year’s second quarter net earnings of $37.9 million. Basic earnings per share excluding the non-cash charge were 51 cents in the second quarter of fiscal year 2004, which was 8 cents or 18.6% higher than the same period of fiscal year 2003. Diluted earnings per share excluding the non-cash charge for the current quarter increased 19.0% to 50 cents from 42 cents in the same period of the prior year.

Net earnings for the six months ended March 31, 2004 were $42.3 million versus $73.9 million in the prior year. Net earnings were lowered by $46.3 million in the first half of fiscal year 2004 as a result of the non-cash charge, net of income taxes, discussed in the “Overview” section of the MD&A. As a result, basic earnings per share were 47 cents in the first half versus 84 cents last year and diluted earnings per share were 46 cents in fiscal year 2004 compared to 82 cents in the prior year.

Net earnings excluding the non-cash charge were $88.7 million for the six months ended March 31, 2004 or 20.0% higher than the prior year’s first half net earnings of $73.9 million. Basic earnings per share excluding the non-cash charge were 99 cents in the first half of fiscal year 2004, which was 15 cents or 17.9% higher than the same period of fiscal year 2003. Diluted earnings per share excluding the non-cash charge for the first half of fiscal 2004 increased 18.3% to 97 cents from 82 cents in the same period of the prior year.

Compared to the same period of the prior year, sales of Global Consumer Products increased 10.1% and 8.7% in the second quarter and first six months of fiscal year 2004, respectively. The second quarter and first half increases were primarily due to the effect of foreign exchange rates, which increased sales by 6.3% and 6.2% in the second quarter and first half of fiscal year 2004, respectively, and higher sales of the Alberto VO5 and TRESemme lines of hair care products, St. Ives Swiss Formula skin care products and Mrs. Dash seasonings.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

RESULTS OF OPERATIONS (continued)

The Specialty distribution – Sally (Sally) business segment achieved a sales increase of 19.2% for the second quarter and 15.1% for the first six months of fiscal year 2004. The sales increase was mainly attributable to the expansion of Sally’s full-service operations, including the acquisition of West Coast Beauty Supply in December, 2003, higher sales for established stores, the opening of new stores and the effect of foreign exchange rates.

Cost of products sold as a percentage of net sales was 49.0% for the second quarter and 49.5% for the first six months of fiscal year 2004 compared to 49.4% for the second quarter and 50.0% for the first half of the prior year. The decreases in the cost of products sold percentage in the second quarter and first half of fiscal year 2004 were primarily attributable to increased sales of higher margin products and cost savings programs for Alberto-Culver Consumer Products Worldwide and improved vendor pricing for Sally.

Compared to the prior year, advertising, marketing, selling and administrative expenses in fiscal year 2004 increased $48.1 million or 16.4% for the second quarter and $76.3 million or 13.3% for the first six months. The increases primarily resulted from the higher selling and administrative costs associated with the growth of the Sally Beauty Company business and higher expenditures for advertising and marketing.

Advertising and marketing expense was $64.0 million for the second quarter and $121.8 million for the first half of fiscal year 2004 versus $59.0 million for the second quarter and $108.5 million for the first half of fiscal year 2003. The increases primarily resulted from higher advertising and marketing expenditures for Alberto VO5 hair care products and St. Ives Swiss Formula skin care products along with the effects of foreign exchange rates and increases related to the growth of Sally Beauty Company.

The provision for income taxes as a percentage of earnings before income taxes was 35.0% for the second quarter and first half of fiscal year 2004 compared to 36.0% for the second quarter and first half of fiscal year 2003. The lower tax rate is mainly due to the mix of foreign taxable earnings.

FINANCIAL CONDITION

March 31, 2004 versus September 30, 2003

Working capital at March 31, 2004 was $692.1 million, a decrease of $7.9 million from $700.0 million at September 30, 2003. The resulting ratio of current assets to current liabilities was 2.39 to 1.00 at March 31, 2004 compared to 2.50 to 1.00 at September 30, 2003. The decreases in working capital and the ratio of current assets to current liabilities was primarily due to cash outlays for the acquisitions of West Coast Beauty Supply and Pantresse, capital expenditures and cash dividends, partially offset by working capital generated from operations.

Cash, cash equivalents and short-term investments decreased $79.1 million during the first six months of fiscal year 2004 to $291.1 million primarily due to the acquisitions of West Coast Beauty Supply and Pantresse, capital expenditures and cash dividends. These outflows were partially offset by cash flow provided by operating activities.

Inventories increased $87.0 million during the first six months of fiscal year 2004 to $618.1 million primarily due to the acquisition of West Coast Beauty Supply, the timing of inventory purchases, the growth of the Sally Beauty business, including new stores and new product lines, and the weakening of the U.S. dollar versus certain foreign currencies.

Net goodwill increased $117.6 million during the first six months of fiscal year 2004 mainly due to the acquisitions of West Coast Beauty Supply and Pantresse.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

FINANCIAL CONDITION (continued)

Net trade names increased $7.8 million during the first six months of fiscal year 2004 primarily due to the December, 2003 acquisition of a nutritional supplement product line in Norway by the company’s Cederroth International subsidiary.

Accounts payable increased $30.4 million during the first six months of fiscal year 2004 mainly due to the operations of West Coast Beauty Supply, which was acquired in December, 2003, and the timing of inventory purchases and vendor payments.

Deferred income taxes and accrued income taxes decreased $19.9 million during the first six months of fiscal year 2004. The decrease in deferred income taxes was primarily due to the deferred tax asset of $24.9 million recorded in the first half in connection with the non-cash charge related to the conversion to a single class of common stock.

Other liabilities increased $13.6 million during the first six months of fiscal year 2004 primarily due to deferred obligations related to the acquisition of West Coast Beauty Supply in December, 2003.

Common stock increased $6.6 million during the first six months of fiscal year 2004 as a result of the reclassification from retained earnings for the par value of the additional shares issued for the 50% stock dividend in February, 2004.

Additional paid-in capital increased $93.8 million during the first half of fiscal year 2004. The increase was primarily related to $70.9 million of additional paid-in capital associated with the conversion to a single class of common stock and additional paid-in capital from the exercise of employee stock options.

“Accumulated other comprehensive income – foreign currency translation” decreased $15.8 million during the first six months of fiscal year 2004 mainly due to the weakening of the U.S. dollar versus certain foreign currencies, primarily the Swedish krona, British pound, Euro, Canadian dollar and Australian dollar.

CRITICAL ACCOUNTING POLICIES

The company’s significant accounting policies are described in note 1 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2003. A discussion of critical accounting policies is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003. There were no significant changes in the company’s critical accounting policies during the six months ended March 31, 2004.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

Reconciliations of non-GAAP financial measures to their most directly comparable financial measures under GAAP in the United States for the three months and six months ended March 31, 2004 and 2003 are as follows (in thousands, except per share data):

	Three Months Ended March 31		Six Months Ended March 31
	2004	2003	2004	2003
Net earnings, as reported	$40,585	37,855	42,326	73,871
Non-cash charge related to conversion to one class of common stock, net of income taxes	5,265	—	46,325	—

Net earnings excluding non-cash charge	$45,850	37,855	88,651	73,871

Basic net earnings per share, as reported	$.45	.43	.47	.84
Non-cash charge related to conversion to one class of common stock, net of income taxes	.06	—	.52	—

Basic net earnings per share excluding non-cash charge	$.51	.43	.99	.84

Diluted net earnings per share, as reported	$.44	.42	.46	.82
Non-cash charge related to conversion to one class of common stock, net of income taxes	.06	—	.51	—

Diluted net earnings per share excluding non-cash charge	$.50	.42	.97	.82

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

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the company’s market risk during the six months ended March 31, 2004.

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

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

PART II

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes information with respect to purchases made by or on behalf of the company of shares of its common stock.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2004	—	—	—	2,052,450
February 1 - February 29, 2004	—	—	—	2,052,450
March 1 - March 31, 2004	—	—	—	2,052,450

In July, 2002, the Board of Directors authorized the company to purchase up to 2,384,150 shares of Class A common stock. As of October 22, 2003, the company had purchased 331,700 Class A shares under the authorization at a total cost of $15.1 million. On October 22, 2003, the Board of Directors authorized the company to purchase up to 2,052,450 shares of Common Stock. This authorization replaced the Class A share repurchase program. A total of 2,052,450 shares remain available for purchase under the program as of March 31, 2004.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders on January 22, 2004, A. G. Atwater, Jr., Sam J. Susser, William W. Wirtz, John A. Miller and James G. Brocksmith, Jr. were elected as directors of the company with terms expiring at the annual meeting of stockholders in 2007. Mr. Atwater received a common stockholder vote of 50,582,576 shares “for” and 2,797,064 shares “withheld.” Mr. Susser received a common stockholder vote of 50,583,537 shares “for” and 2,796,103 shares “withheld.” Mr. Wirtz received a common stockholder vote of 52,364,204 shares “for” and 1,015,436 shares “withheld.” Mr. Miller received a common stockholder vote of 51,951,330 shares “for” and 1,428,310 shares “withheld.” Mr. Brocksmith received a common stockholder vote of 50,417,104 shares “for” and 2,962,536 shares “withheld.”

Howard B. Bernick, King Harris, Bernice E. Lavin and Allan B. Muchin continue as directors and their terms expire at the annual meeting of stockholders in 2005. Carol L. Bernick, Jim Edgar, Leonard H. Lavin and Robert H. Rock continue as directors with terms expiring at the annual meeting of stockholders in 2006.

Stockholders at the annual meeting also voted on the proposed re-approval of the company’s Management Incentive Plan, as amended. The amended plan was approved by a common stockholder vote of 51,394,149 shares “for,” 1,536,475 shares “against” and 449,016 shares “abstaining.”

Stockholders at the annual meeting also voted on the proposed amendments to Article 4 of the company’s Amended and Restated Certificate of Incorporation (the “Certificate”) to eliminate provisions that were no longer applicable as a result of the conversion on November 5, 2003 of all of the company’s issued Class A common stock into Class B common stock on a one share-for-one share basis, eliminate the 150,000,000 authorized shares of Class A common stock and change the designation of the Class B common stock to Common Stock. The amendments to the Certificate were approved by a common stockholder vote of 53,045,227 shares “for,” 61,232 shares “against” and 273,181 shares “abstaining.”

Stockholders at the annual meeting also voted on the proposed amendment to Article 4 of the company’s Certificate to increase the authorized Class B common stock from 150,000,000 to 300,000,000 shares. The amendment to the Certificate was approved by a common stockholder vote of 50,290,609 shares “for,” 2,800,079 shares “against” and 288,952 shares “abstaining.”

ITEM 5.	OTHER INFORMATION

As a result of a 50% stock dividend to shareholders of record on February 2, 2004 and paid on February 20, 2004:

•	the number of shares registered and remaining unissued under the Shareholder Value Incentive Plan (1933 Act Registration Number 333-102685) increased from 200,000 shares of Common Stock to 300,000 shares of Common Stock.

•	the number of shares registered and remaining unissued under the Management Incentive Plan (1933 Act Registration Number 333-101573) increased from 147,580 shares of Common Stock to 221,370 shares of Common Stock.

•	the number of shares registered and remaining unissued under the Management Bonus Plan (1933 Act Registration Number 333-101620) increased from 96,788 shares of Common Stock to 145,182 shares of Common Stock.

•	the number of shares registered and remaining unissued under the Deferred Compensation Plan for Non- Employee Directors (1933 Act Registration Number 333-72262) increased from 14,986 shares of Common Stock to 22,479 shares of Common Stock.

•	the number of shares registered and remaining unissued under the Alberto-Culver Company 401(k) Savings Plan and the Sally Beauty Company 401(k) Savings Plan (1933 Act registration Number 333-70067) increased from 203,818 shares of Common Stock to 305,727 shares of Common Stock.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

10	(a)	Copy of Alberto-Culver Company Employee Stock Option Plan of 2003, as amended*.

10	(b)	Copy of Alberto-Culver Company Employee Stock Option Plan of 1988, as amended*.

10	(c)	Copy of Alberto-Culver Company 2003 Restricted Stock Plan, as amended*.

10	(d)	Copy of Alberto-Culver Company 1994 Restricted Stock Plan, as amended*.

10	(e)	Copy of Alberto-Culver Company 1994 Shareholder Value Incentive Plan, as amended*.

10	(f)	Copy of Alberto-Culver Company Management Incentive Plan, as amended*.

10	(g)	Copy of Alberto-Culver Company 2003 Stock Option Plan For Non-Employee Directors, as amended*.

10	(h)	Copy of Alberto-Culver Company 1994 Stock Option Plan For Non-Employee Directors, as amended*.

10	(i)	Copy of Alberto-Culver Company Executive Deferred Compensation Plan, as amended*.

31	(a)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31	(b)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32	(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is a management contract or compensatory plan or arrangement of the registrant.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K (continued)

(b)	Reports on Form 8-K:

A Form 8-K was filed on January 14, 2004 under Item 12 furnishing a press release dated January 14, 2004, announcing that the company exceeded its sales and earnings growth rate expectations as well as current consensus Wall Street estimates of its fiscal year 2004 first quarter results for the period ended December 31, 2003 excluding a non-cash charge related to its conversion to one class of common stock.

A Form 8-K was filed on January 22, 2004 under Item 12 furnishing a press release dated January 22, 2004, announcing the company’s results for its first quarter ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBERTO-CULVER COMPANY
(Registrant)

By:	/s/ WILLIAM J. CERNUGEL

William J. Cernugel Senior Vice President and Chief Financial Officer (Principal Financial Officer)

May 7, 2004