Form 10-Q
period 2004-06-30
ALBERTO CULVER CO
filed 2004-08-05
CIK 3327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:

June 30, 2004

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

At June 30, 2004, the company had 90,694,668 shares of common stock outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

Three Months Ended June 30, 2004 and 2003

(in thousands, except per share data)

	(Unaudited)
	2004	2003
Net sales	$823,224	736,057
Cost of products sold	404,267	371,889

Gross profit	418,957	364,168
Advertising, marketing, selling and administrative	335,343	293,420
Non-cash charge related to conversion to one class of common stock (note 2)	7,769	—
Gain on sale of business (note 3)	(10,147)	—

Operating earnings	85,992	70,748
Interest expense, net of interest income of $991 in 2004 and $955 in 2003	5,507	5,652

Earnings before provision for income taxes	80,485	65,096
Provision for income taxes	29,021	22,532

Net earnings	$51,464	42,564

Net earnings per share
Basic	$.57	.49

Diluted	$.56	.47

Weighted average shares outstanding
Basic	90,218	87,561

Diluted	92,312	90,110

Cash dividends paid per share	$.10	.07

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

Nine Months Ended June 30, 2004 and 2003

(in thousands, except per share data)

	(Unaudited)
	2004	2003
Net sales	$2,407,296	2,139,789
Cost of products sold	1,188,795	1,073,245

Gross profit	1,218,501	1,066,544
Advertising, marketing, selling and administrative	987,292	869,057
Non-cash charge related to conversion to one class of common stock (note 2)	79,039	—
Gain on sale of business (note 3)	(10,147)	—

Operating earnings	162,317	197,487
Interest expense, net of interest income of $3,011 in 2004 and $2,535 in 2003	16,716	16,968

Earnings before provision for income taxes	145,601	180,519
Provision for income taxes	51,811	64,084

Net earnings	$93,790	116,435

Net earnings per share
Basic	$1.04	1.33

Diluted	$1.02	1.29

Weighted average shares outstanding
Basic	89,770	87,314

Diluted	91,662	89,861

Cash dividends paid per share	$.27	.20

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2004 and September 30, 2003

(dollars in thousands, except share data)

	(Unaudited) June 30, 2004	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$330,477	370,148
Short-term investments	19,026	—
Receivables, less allowance for doubtful accounts ($18,906 at 6/30/04 and $19,111 at 9/30/03)	233,179	226,054
Inventories:
Raw materials	38,416	35,714
Work-in-process	5,380	4,633
Finished goods	579,341	490,810

Total inventories	623,137	531,157
Other current assets	44,657	38,130

Total current assets	1,250,476	1,165,489

Property, plant and equipment at cost, less accumulated depreciation ($332,025 at 6/30/04 and $312,530 at 9/30/03)	284,127	264,335
Goodwill, net	472,082	355,285
Trade names, net	91,704	84,463
Other assets	78,562	76,037

Total assets	$2,176,951	1,945,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$577	295
Accounts payable	245,668	220,633
Accrued expenses	239,816	222,860
Income taxes	22,012	21,721

Total current liabilities	508,073	465,509

Long-term debt	320,613	320,587
Deferred income taxes	24,403	39,759
Other liabilities	69,788	57,625

Stockholders’ equity:
Common stock, par value $.22 per share, authorized 300,000,000 shares; issued 98,470,287 at 6/30/04 and 97,810,191 at 9/30/03 (notes 2 and 4)	21,663	15,031
Additional paid-in capital	317,083	215,777
Retained earnings	1,098,252	1,035,513
Deferred compensation	(4,084)	(4,487)
Accumulated other comprehensive income – foreign currency translation	(29,684)	(40,695)

	1,403,230	1,221,139
Less treasury stock at cost (7,775,619 shares at 6/30/04 and 9,349,977 at 9/30/03) (notes 2 and 4)	(149,156)	(159,010)

Total stockholders’ equity	1,254,074	1,062,129

Total liabilities and stockholders’ equity	$2,176,951	1,945,609

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine Months Ended June 30, 2004 and 2003

(dollar amounts in thousands)

	(Unaudited)
	2004	2003
Cash Flows from Operating Activities:
Net earnings	$93,790	116,435
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	35,251	34,266
Amortization	2,299	2,413
Non-cash charge related to conversion to one class of common stock, net of taxes (note 2)	51,375	—
Gain on sale of business, net of taxes (note 3)	(5,745)	—
Cash effects of changes in (excluding acquisitions and divestitures):
Receivables, net	(5,456)	1,697
Inventories, net	(55,037)	(14,482)
Other current assets	(3,144)	(3,363)
Accounts payable and accrued expenses	28,811	(20,070)
Income taxes	21,974	5,430
Other assets	(4,822)	1,318
Other liabilities	2,910	(2,112)

Net cash provided by operating activities	162,206	121,532

Cash Flows from Investing Activities:
Short-term investments	(19,026)	—
Capital expenditures	(53,668)	(34,911)
Payments for purchased businesses, net of acquired companies’ cash	(157,420)	(921)
Proceeds from sale of business	33,730	—
Other, net	5,612	624

Net cash used by investing activities	(190,772)	(35,208)

Cash Flows from Financing Activities:
Short-term borrowings, net	395	109
Proceeds from issuance of long-term debt	275	407
Repayments of long-term debt	(214)	(1,190)
Cash dividends paid	(24,420)	(17,566)
Proceeds from exercise of stock options	50,538	18,205
Stock purchased for treasury	(40,079)	(10,693)

Net cash used by financing activities	(13,505)	(10,728)

Effect of foreign exchange rate changes on cash	2,400	8,062

Net increase (decrease) in cash and cash equivalents	(39,671)	83,658
Cash and cash equivalents at beginning of period	370,148	217,485

Cash and cash equivalents at end of period	$330,477	301,143

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) BASIS OF PRESENTATION

The consolidated financial statements contained in this report have not been audited by the company’s independent registered public accounting firm, except for balance sheet information presented at September 30, 2003. However, in the opinion of the company, the consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the data contained therein. The results of operations for the periods covered are not necessarily indicative of results for a full year. Certain amounts for the prior year have been reclassified to conform to the current year’s presentation.

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

The company accounts for stock compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under these rules, the conversion to one class of common stock requires the company to recognize a non-cash charge from the remeasurement of the intrinsic value of all Class A stock options outstanding on the conversion date. A portion of this non-cash charge was recognized on the conversion date for vested stock options and the remaining non-cash charges related to unvested stock options and restricted shares will be recognized over the remaining vesting periods. As a result, the company will record a non-cash charge against pre-tax earnings of $105.9 million ($68.8 million after taxes), of which $7.8 million ($5.1 million after taxes) and $79.0 million ($51.4 million after taxes) was recognized in the third quarter and nine months of fiscal year 2004, respectively, another $7.8 million ($5.0 million after taxes) will be recognized in the fourth quarter of fiscal year 2004 and $19.1 million ($12.4 million after taxes) will be recognized over the following three fiscal years in diminishing amounts. The non-cash charges reduce operating earnings, provision for income taxes, net earnings and basic and diluted net earnings per share. The balance sheet effect of the options remeasurement increased total stockholders’ equity by $2.7 million and $27.7 million in the third quarter and nine months of fiscal year 2004, respectively, and resulted in the recognition of a deferred tax asset of the same amount. Thereafter, the remaining non-cash charges will increase total stockholders’ equity and result in the recognition of additional deferred tax assets of $2.7 million in the fourth quarter of fiscal year 2004 and $6.7 million over the following three fiscal years in diminishing amounts.

(3) SALE OF BUSINESS

In June, 2004, the company sold its Indola European professional hair care business. As a result of the sale, the company recorded a $10.1 million gain ($5.7 million after taxes) in the third quarter of fiscal 2004 which increased basic and diluted net earnings per share by 6 cents.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(4) STOCKHOLDERS’ EQUITY

In July, 2002, the Board of Directors authorized the company to purchase up to 2,384,150 shares of Class A common stock. As of October 22, 2003, the company had purchased 331,700 Class A shares under the authorization at a total cost of $15.1 million. On October 22, 2003, the Board of Directors authorized the company to purchase up to 2,052,450 shares of Class B common stock. This authorization replaced the Class A share repurchase program. A total of 2,052,450 shares remain available for purchase under the program as of June 30, 2004.

On January 21, 2004, the Board of Directors approved a 3-for-2 stock split in the form of a 50% stock dividend. The additional shares were distributed February 20, 2004 to shareholders of record at the close of business on February 2, 2004. The stock dividend was distributed on outstanding shares and not on shares held in the treasury. All share and per share information in this report, except for treasury shares, has been restated to reflect the 50% stock dividend.

On January 22, 2004, shareholders approved amendments to the company’s certificate of incorporation that eliminated Class A common stock from the authorized capital of the company and redesignated the Class B common stock as Common Stock. As a result of these amendments, the company has 300,000,000 shares of authorized Common Stock. The newly designated Common Stock continues to trade on the New York Stock Exchange under the symbol ACV.

During the nine months ended June 30, 2004 and 2003, the company acquired $40.1 million and $2.9 million, respectively, of common stock surrendered by employees in connection with the exercise of stock options and the payment of withholding taxes as provided under the terms of certain incentive plans. Shares acquired under these plans are not subject to the above-mentioned stock repurchase program.

(5) WEIGHTED AVERAGE SHARES OUTSTANDING

The following table provides information on basic and diluted weighted average shares outstanding (in thousands):

	Three Months Ended June 30		Nine Months Ended June 30
	2004	2003	2004	2003
Basic weighted average shares outstanding	90,218	87,561	89,770	87,314
Effect of dilutive securities:
Assumed exercise of stock options	1,703	2,027	1,501	2,025
Assumed vesting of restricted stock	391	522	391	522

Diluted weighted average shares outstanding	92,312	90,110	91,662	89,861

No stock options were anti-dilutive for the three months or nine months ended June 30, 2004 or 2003.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) ACCOUNTING FOR STOCK-BASED COMPENSATION

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

Had compensation expense for stock option plans been determined based upon the fair value of stock options on the dates of grant and recognized over the vesting period consistent with SFAS No. 123, the company’s pro-forma net earnings and net earnings per share for the three months and nine months ended June 30, 2004 and 2003 would have been as follows (in thousands, except per share amounts):

	Three Months Ended June 30		Nine Months Ended June 30
	2004	2003	2004	2003
Net earnings:
As reported	$51,464	42,564	93,790	116,435
Add: Stock-based compensation expense included in reported net income, net of related income tax effects	5,292	203	52,094	749
Less: Stock-based compensation expense determined under the fair-value based method, net of related income tax effects	(2,732)	(2,615)	(8,263)	(7,029)

Pro-forma	$54,024	40,152	137,621	110,155

Basic net earnings per share:
As reported	$.57	.49	1.04	1.33
Pro-forma	$.60	.46	1.53	1.26

Diluted net earnings per share:
As reported	$.56	.47	1.02	1.29
Pro-forma	$.59	.45	1.50	1.23

The $5.3 million and $52.1 million addbacks for the three and nine months ended June 30, 2004, respectively, for stock-based compensation expense included in reported net income include the $5.1 million and $51.4 million after-tax non-cash charges related to the conversion to a single class of common stock for the same periods. The $2.7 million and $8.3 million deductions for the three and nine months ended June 30, 2004, respectively, for stock-based compensation expense determined under the fair-value based method include $10,000 and $95,000 of pro-forma after-tax non-cash charges related to the conversion to a single class of common stock for the same periods. See note 2 for further discussion of the conversion.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(7) COMPREHENSIVE INCOME

Comprehensive income consists of net earnings and foreign currency translation adjustments as follows (in thousands):

	Three Months Ended June 30		Nine Months Ended June 30
	2004	2003	2004	2003
Net earnings	$51,464	42,564	93,790	116,435
Other comprehensive income adjustments-foreign currency translation	(4,800)	16,836	11,011	33,014

Comprehensive income	$46,664	59,400	104,801	149,449

The net earnings and comprehensive income amounts for the three months and nine months ended June 30, 2004 include the $5.1 million and $51.4 million after-tax non-cash charges related to the conversion to a single class of common stock and the $5.7 million after-tax gain on the sale of Indola. See note 2 and note 3 for further discussion of the conversion and the sale of Indola, respectively.

(8) BUSINESS SEGMENT INFORMATION

Segment information for the three months and nine months ended June 30, 2004 and 2003 is as follows (in thousands):

	Three Months Ended June 30		Nine Months Ended June 30
	2004	2003	2004	2003
Net sales:
Global Consumer Products	$289,478	274,645	865,186	804,463
Specialty distribution – Sally	540,302	468,674	1,560,079	1,354,989
Eliminations	(6,556)	(7,262)	(17,969)	(19,663)

	$823,224	736,057	2,407,296	2,139,789

Earnings before provision for income taxes:
Global Consumer Products	$29,012	24,591	77,791	67,766
Specialty distribution – Sally	59,767	52,776	168,709	147,477

Segment operating profit	88,779	77,367	246,500	215,243
Unallocated expenses, net	(5,165)	(6,619)	(15,291)	(17,756)
Non-cash charge related to conversion to one class of common stock (note 2)	(7,769)	—	(79,039)	—
Gain on sale of business (note 3)	10,147	—	10,147	—
Interest expense, net of interest income	(5,507)	(5,652)	(16,716)	(16,968)

	$80,485	65,096	145,601	180,519

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(9) GOODWILL AND TRADE NAMES

Information about changes in the carrying amount of goodwill by operating segment for the nine months ended June 30, 2004 is as follows (in thousands):

	Global Consumer Products	Specialty distribution- Sally	Total
Balance as of September 30, 2003	$142,440	212,845	355,285
Additions, net of purchase price adjustments	22,965	93,007	115,972
Foreign currency translation effect	610	215	825

Balance as of June 30, 2004	$166,015	306,067	472,082

The $23.0 million increase in Global Consumer Products was mainly attributable to the acquisition of Pantresse in January, 2004. The increase in Specialty distribution – Sally goodwill was primarily due to the acquisition of West Coast Beauty Supply in December, 2003. See note 10 for further discussion of the West Coast Beauty Supply acquisition.

Indefinite-lived trade names by operating segment at June 30, 2004 and September 30, 2003 were as follows (in thousands):

	June 30, 2004	September 30, 2003
Global Consumer Products	$87,191	79,950
Specialty distribution – Sally	4,513	4,513

	$91,704	84,463

The increase in Global Consumer Products’ trade names was mainly attributable to the acquisition of a nutritional supplement product line in Norway by the company’s Cederroth International subsidiary and the effect of foreign exchange rates.

(10) ACQUISITION

On December 1, 2003, the company acquired the net assets of West Coast Beauty Supply, a full-service distributor of professional beauty products, in order to expand the geographic area served by Sally Beauty Company’s Beauty Systems Group. The total amount paid for the acquisition in the nine months of fiscal year 2004 was $122.7 million. In addition, approximately $13.8 million will be paid over future periods in accordance with the purchase agreement. Goodwill of $93.0 million, including the $13.8 million of future payments, was recorded as a result of the acquisition. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of West Coast Beauty Supply have been included in the consolidated financial statements from the date of acquisition. West Coast Beauty Supply is included in the company’s Specialty distribution – Sally segment.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(10) ACQUISITION (continued)

The following table provides pro-forma results for the three months and nine months ended June 30, 2004 and 2003 as if West Coast Beauty Supply had been acquired on October 1, 2002. Anticipated cost savings and other effects of the planned integration of West Coast Beauty Supply are not included in the pro-forma results. The pro-forma amounts presented are not necessarily indicative of the results that would have occurred had the acquisition been completed as of October 1, 2002, nor are the pro-forma amounts necessarily indicative of future results.

	Three Months Ended June 30		Nine Months Ended June 30
(in thousands)	2004	2003	2004	2003
Pro-forma net sales	$823,224	785,295	2,437,712	2,274,443

Pro-forma net earnings	$51,464	45,000	94,498	121,548

Pro-forma net earnings per share
Basic	$.57	.51	1.05	1.39
Diluted	$.56	.50	1.03	1.35

The pro-forma amounts for the three months and nine months ended June 30, 2004 include the non-cash charge related to the conversion to a single class of common stock and the gain on the sale of Indola. The non-cash charge reduced net earnings by $5.1 million and $51.4 million in the third quarter and nine months of fiscal year 2004, respectively. The gain on the sale of Indola increased net earnings by $5.7 million in the third quarter and nine months of fiscal year 2004. Basic and diluted net earnings per share were increased by one cent in the third quarter of fiscal year 2004 while basic and diluted net earnings per share were lowered by 51 cents and 50 cents, respectively, for the nine months of fiscal year 2004 as a result of the non-cash charge and the gain on the sale of Indola.

(11) SUBSEQUENT EVENT – REDEMPTION OF 8.25% SENIOR NOTES

On July 21, 2004, the Board of Directors approved the buyback of the entire $200 million of outstanding 8.25% Senior Notes due November 1, 2005 under the redemption provisions of the Senior Notes. The redemption, which the company plans to be effective on or about September 15, 2004, will result in a pre-tax charge in the fourth quarter of fiscal year 2004 of approximately $12.4 million. The final amount of the charge will not be determined until the redemption date.

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

The company accounts for stock compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under these rules, the conversion to one class of common stock requires the company to recognize a non-cash charge from the remeasurement of the intrinsic value of all Class A stock options outstanding on the conversion date. A portion of this non-cash charge was recognized on the conversion date for vested stock options and the remaining non-cash charges related to unvested stock options and restricted shares will be recognized over the remaining vesting periods. As a result, the company will record a non-cash charge against pre-tax earnings of $105.9 million ($68.8 million after taxes), of which $7.8 million ($5.1 million after taxes) and $79.0 million ($51.4 million after taxes) was recognized in the third quarter and nine months of fiscal year 2004, respectively, another $7.8 million ($5.0 million after taxes) will be recognized in the fourth quarter of fiscal year 2004 and $19.1 million ($12.4 million after taxes) will be recognized over the following three fiscal years in diminishing amounts. The non-cash charges reduce operating earnings, provision for income taxes, net earnings and basic and diluted net earnings per share. The balance sheet effect of the options remeasurement increased total stockholders’ equity by $2.7 million and $27.7 million in the third quarter and nine months of fiscal year 2004, respectively, and resulted in the recognition of a deferred tax asset of the same amount. Thereafter, the remaining non-cash charges will increase total stockholders’ equity and result in the recognition of additional deferred tax assets of $2.7 million in the fourth quarter of fiscal year 2004 and $6.7 million over the following three fiscal years in diminishing amounts.

In June, 2004, the company sold its Indola European professional hair care business. As a result of the sale, the company recorded a $10.1 million gain ($5.7 million after taxes) in the third quarter of fiscal 2004 which increased basic and diluted net earnings per share by 6 cents.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

OVERVIEW (continued)

“Net earnings excluding the non-cash charge and gain on the sale of Indola,” “basic net earnings per share excluding the non-cash charge and gain on the sale of Indola” and “diluted net earnings per share excluding the non-cash charge and gain on the sale of Indola” are used in the accompanying analysis of results of operations. These measures are “non-GAAP financial measures” as defined by Regulation G of the Securities and Exchange Commission. The non-cash charge relates to a change in the capital structure of the company rather than the normal operations of the company’s core businesses. Management uses the non-GAAP financial measures, which exclude the non-cash charge and gain on the sale of Indola, to evaluate the operating results of the company and believes the presentation of these amounts provides the reader with information necessary to analyze the company’s normal operations over various quarters. Reconciliations of these measures to the most directly comparable financial measures under generally accepted accounting principles (GAAP) in the United States are provided in the “Reconciliation of Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

On January 21, 2004, the Board of Directors approved a 3-for-2 stock split in the form of a 50% stock dividend. The additional shares were distributed February 20, 2004 to shareholders of record at the close of business on February 2, 2004. The stock dividend was distributed on outstanding shares and not on shares held in the treasury. All share and per share information in this report, except for treasury shares, has been restated to reflect the 50% stock dividend.

On January 22, 2004, shareholders approved amendments to the company’s certificate of incorporation that eliminated Class A common stock from the authorized capital of the company’s charter and redesignated the Class B common stock as Common Stock. As a result of these amendments, the company has 300,000,000 shares of authorized Common Stock. The newly designated Common Stock continues to trade on the New York Stock Exchange under the symbol ACV.

RESULTS OF OPERATIONS

Third Quarter and Nine Months Ended June 30, 2004 versus Third Quarter and Nine Months Ended June 30, 2003

The company achieved record third quarter net sales of $823.2 million in fiscal year 2004, up $87.2 million or 11.8% over the comparable period of the prior year. For the nine-month period ending June 30, 2004, net sales reached a new high of $2.41 billion, representing a $267.5 million or 12.5% increase compared to last year’s nine-month period. The effect of foreign exchange rates increased sales by 1.5% in the third quarter and 2.7% in the first nine months of fiscal year 2004.

Net earnings were $51.5 million for the three months ended June 30, 2004 versus $42.6 million in the prior year. Net earnings for the third quarter of fiscal year 2004 were reduced by $5.1 million, net of income taxes, as a result of the non-cash charge and were increased by $5.7 million, net of income taxes, as a result of the gain on the sale of Indola discussed in the “Overview” section of the MD&A. Basic earnings per share of 57 cents in the third quarter of fiscal year 2004 were 8 cents or 16.3% higher than the same period of fiscal year 2003. Diluted earnings per share for the current quarter increased 19.1% to 56 cents from 47 cents in the same period of the prior year.

Net earnings excluding the non-cash charge and gain on the sale of Indola were $50.8 million for the three months ended June 30, 2004 or 19.3% higher than the prior year’s third quarter net earnings of $42.6 million. Basic earnings per share excluding the non-cash charge and gain on the sale of Indola were 56 cents in the third quarter of fiscal year 2004, which was 7 cents or 14.3% higher than the same period of fiscal year 2003. Diluted earnings per share excluding the non-cash charge and gain on the sale of Indola for the current quarter increased 17.0% to 55 cents from 47 cents in the same period of the prior year.

Net earnings for the nine months ended June 30, 2004 were $93.8 million versus $116.4 million in the prior year. Net earnings for the nine months of fiscal year 2004 were reduced $51.4 million, net of income taxes, as a result of the non-cash charge and were increased by $5.7 million, net of income taxes, as a result of the gain on the sale of Indola discussed in the “Overview” section of the MD&A. As a result, basic earnings per share were $1.04 for the nine months versus $1.33 last year and diluted earnings per share were $1.02 in fiscal year 2004 compared to $1.29 in the prior year.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

RESULTS OF OPERATIONS (continued)

Net earnings excluding the non-cash charge and the gain on sale of Indola were $139.4 million for the nine months ended June 30, 2004 or 19.7% higher than the prior year’s nine months net earnings of $116.4 million. Basic earnings per share excluding the non-cash charge and the gain on sale of Indola were $1.55 for the nine months of fiscal year 2004, which was 22 cents or 16.5% higher than the same period of fiscal year 2003. Diluted earnings per share excluding the non-cash charge and the gain on sale of Indola for the nine months of fiscal 2004 increased 17.8% to $1.52 from $1.29 in the same period of the prior year.

Compared to the same period of the prior year, sales of Global Consumer Products increased 5.4% and 7.5% in the third quarter and nine months of fiscal year 2004, respectively. The third quarter increase was primarily due to the effect of foreign exchange rates, which increased sales by 2.6%, and higher sales of the Alberto V05 and TRESemme lines of hair care products, St. Ives Swiss Formula skin care products and the Motions and Just For Me ethnic hair care lines along with increased sales for custom label filling operations. The sales increase for the nine-month period was primarily due to the effect of foreign exchange rates, which increased sales by 5.0%, and higher sales of the Alberto V05 and TRESemme lines of hair care products, St. Ives Swiss Formula skin care products and Mrs. Dash seasonings along with higher sales for custom label filling operations.

The Specialty distribution – Sally (Sally) business segment achieved a sales increase of 15.3% for the third quarter and 15.1% for the nine months of fiscal year 2004. The sales increase was mainly attributable to the expansion of Sally’s full-service operations, including the acquisition of West Coast Beauty Supply in December, 2003, higher sales for established stores, the opening of new stores and the effect of foreign exchange rates.

Cost of products sold as a percentage of net sales was 49.1% for the third quarter and 49.4% for the nine months of fiscal year 2004 compared to 50.5% for the third quarter and 50.2% for the nine months of the prior year. The decreases in the cost of products sold percentage in the third quarter and nine months of fiscal year 2004 were primarily attributable to increased sales of higher margin products and cost savings programs for Alberto-Culver Consumer Products Worldwide and improved vendor pricing for Sally.

Compared to the prior year, advertising, marketing, selling and administrative expenses in fiscal year 2004 increased $41.9 million or 14.3% for the third quarter and $118.2 million or 13.6% for the nine months. The increases primarily resulted from the higher selling and administrative costs associated with the growth of the Sally business, including the acquisition of West Coast Beauty Supply in December, 2003, and higher expenditures for advertising and marketing.

Advertising and marketing expense was $63.6 million for the third quarter and $185.4 million for the nine months of fiscal year 2004 versus $49.5 million for the third quarter and $157.9 million for the nine months of fiscal year 2003. The increases of 28.5% and 17.4% for the third quarter and nine months, respectively, primarily resulted from higher advertising and marketing expenditures for Alberto V05 hair care products and St. Ives Swiss Formula skin care products, increased advertising for Sally Beauty Company and the effects of foreign exchange rates.

The effective income tax rate for the third quarter of fiscal year 2004 was 36.1% versus 34.6% in the prior year. The higher effective income tax rate in the third quarter of fiscal year 2004 was primarily due to taxes on the gain related to the sale of Indola, which increased the tax rate by 1.1%, a change in the mix of taxable earnings and the favorable settlement of certain income tax matters in fiscal year 2003. The effective income tax rate for the nine months of fiscal year 2004 was 35.6% versus 35.5% in the prior year. The higher tax rate for the nine months of fiscal year 2004 was primarily due to taxes on the gain related to the sale of Indola, which increased the tax rate by 0.6%. This increase was partially offset by a decrease in the tax rate due to a change in the mix of taxable earnings.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

FINANCIAL CONDITION

June 30, 2004 versus September 30, 2003

Working capital at June 30, 2004 was $742.4 million, an increase of $42.4 million from $700.0 million at September 30, 2003. The resulting ratio of current assets to current liabilities was 2.46 to 1.00 at June 30, 2004 compared to 2.50 to 1.00 at September 30, 2003. The increase in working capital was primarily due to working capital generated from operations and proceeds from the sale of Indola, partially offset by cash outlays for the acquisitions of West Coast Beauty Supply and Pantresse, capital expenditures and cash dividends.

Cash, cash equivalents and short-term investments decreased $20.6 million during the nine months of fiscal year 2004 to $349.5 million primarily due to the acquisitions of West Coast Beauty Supply and Pantresse, capital expenditures and cash dividends. These outflows were substantially offset by cash flow provided by operating activities and cash received from the sale of Indola.

Inventories increased $92.0 million during the nine months of fiscal year 2004 to $623.1 million primarily due to the acquisition of West Coast Beauty Supply, the timing of inventory purchases, the growth of the Sally business, including the opening of new stores and additional product lines, and the weakening of the U.S. dollar versus certain foreign currencies.

Net goodwill increased $116.8 million in fiscal year 2004 mainly due to the acquisitions of West Coast Beauty Supply and Pantresse.

Accounts payable increased $25.0 million during the nine months of fiscal year 2004 mainly due to the operations of West Coast Beauty Supply, which was acquired in December 2003, and the timing of inventory purchases and vendor payments.

Accrued expenses increased $17.0 million in fiscal year 2004 primarily due to the acquisition of West Coast Beauty Supply in December, 2003.

Deferred income taxes and accrued income taxes decreased $15.1 million during the nine months of fiscal year 2004. The decrease in deferred income taxes was primarily due to the deferred tax asset of $27.7 million recorded in the current year in connection with the non-cash charge related to the conversion to a single class of common stock.

Other liabilities increased $12.2 million in fiscal year 2004 primarily due to deferred obligations related to the acquisition of West Coast Beauty Supply in December, 2003.

Common stock increased $6.6 million during the nine months of fiscal year 2004 as a result of the reclassification from retained earnings of the par value of the additional shares issued for the 50% stock dividend in February, 2004.

Additional paid-in capital increased $101.3 million in fiscal year 2004. The increase was primarily related to $78.7 million of additional paid-in capital associated with the conversion to a single class of common stock and additional paid-in capital from the exercise of employee stock options.

“Accumulated other comprehensive income – foreign currency translation” decreased $11.0 million during the nine months of fiscal year 2004 mainly due to the weakening of the U.S. dollar versus certain foreign currencies, primarily the British pound, Euro, Swedish krona, Canadian dollar and Australian dollar.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

On July 21, 2004, the Board of Directors approved the buyback of the entire $200 million of outstanding 8.25% Senior Notes due November 1, 2005 under the redemption provisions of the Senior Notes. The redemption, which the company plans to be effective on or about September 15, 2004, will result in a pre-tax charge in the fourth quarter of fiscal year 2004 of approximately $12.4 million. The final amount of the charge will not be determined until the redemption date. The company will use its cash, cash equivalents and short-term investments, which totaled $349.5 million at June 30, 2004, to redeem the Senior Notes. After the redemption, the company’s long-term debt will consist primarily of $120 million of 6.375% debentures due in 2028.

CRITICAL ACCOUNTING POLICIES

The company’s significant accounting policies are described in note 1 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2003. A discussion of critical accounting policies is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003. There were no significant changes in the company’s critical accounting policies during the nine months ended June 30, 2004.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

Reconciliations of non-GAAP financial measures to their most directly comparable financial measures under GAAP in the United States for the three months and nine months ended June 30, 2004 and 2003 are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net earnings, as reported	$51,464	42,564	93,790	116,435
Non-cash charge related to conversion to one class of common stock, net of income taxes	5,050	—	51,375	—
Gain on the sale of Indola, net of income taxes	(5,745)	—	(5,745)	—

Net earnings excluding non-cash charge and gain on the sale of Indola	$50,769	42,564	139,420	116,435

Basic net earnings per share, as reported	$.57	.49	1.04	1.33
Non-cash charge related to conversion to one class of common stock, net of income taxes	.05	—	.57	—
Gain on the sale of Indola, net of income taxes	(.06)	—	(.06)	—

Basic net earnings per share excluding non-cash charge and gain on the sale of Indola	$.56	.49	1.55	1.33

Diluted net earnings per share, as reported	$.56	.47	1.02	1.29
Non-cash charge related to conversion to one class of common stock, net of income taxes	.05	—	.56	—
Gain on the sale of Indola, net of income taxes	(.06)	—	(.06)	—

Diluted net earnings per share excluding non-cash charge and gain on the sale of Indola	$.55	.47	1.52	1.29

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

FORWARD - LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein, if any, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s current expectations and assessments of risks and uncertainties and reflect various assumptions concerning anticipated results, which may or may not prove to be correct. Some of the factors that could cause actual results to differ materially from estimates or projections contained in such forward-looking statements include: the pattern of brand sales, including variations in sales volume within periods; competition within the relevant product markets, including the ability to develop and successfully introduce new products, ensuring product quality, pricing, promotional activities, introduction of competing products and continuing customer acceptance of existing products; loss of distributorship rights; risks inherent in acquisitions and strategic alliances; the loss of one or more key employees; the effects of a prolonged United States or global economic downturn or recession; changes in costs, including changes in labor costs, raw material prices or advertising and marketing expenses; the costs and effects of unanticipated legal or administrative proceedings; unanticipated effects of the conversion to a single class of common stock; health epidemics; and variations in political, economic or other factors such as currency exchange rates, inflation rates, interest rates, tax changes, legal and regulatory changes or other external factors over which Alberto-Culver Company has no control. Alberto-Culver Company has no obligation to update any forward-looking statement in this Quarterly Report on Form 10-Q or any incorporated document.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the company’s market risk during the three months ended June 30, 2004.

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

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

PART II

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes information with respect to purchases made by or on behalf of the company of shares of its common stock.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2004	—	—	—	2,052,450
May 1 – May 31, 2004	—	—	—	2,052,450
June 1 – June 30, 2004	321	$47.90	—	2,052,450

In July, 2002, the Board of Directors authorized the company to purchase up to 2,384,150 shares of Class A common stock. As of October 22, 2003, the company had purchased 331,700 Class A shares under the authorization at a total cost of $15.1 million. On October 22, 2003, the Board of Directors authorized the company to purchase up to 2,052,450 shares of Class B common stock (redesignated as Common Stock in January, 2004). This authorization replaced the Class A share repurchase program. A total of 2,052,450 shares remain available for purchase under the program as of June 30, 2004.

During the month of June, 2004, the company acquired 321 shares of common stock surrendered by employees in connection with the exercise of stock options. Shares acquired in connection with the exercise of stock options are not subject to the above-mentioned stock repurchase program.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

31	(a)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31	(b)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32	(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

A Form 8-K was filed on April 22, 2004 under Item 12 furnishing a press release dated April 22, 2004, announcing the company’s results for its second quarter ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBERTO-CULVER COMPANY
(Registrant)

By:	/s/ William J. Cernugel
William J. Cernugel
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

August 5, 2004