Form 10-K
period 2004-09-30
ALBERTO CULVER CO
filed 2004-12-13
CIK 3327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED:

SEPTEMBER 30, 2004

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

The aggregate market value of common stock held by non-affiliates (assuming for this purpose only that all directors and executive officers are affiliates) on March 31, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was $3.14 billion.

At November 12, 2004, there were 91,008,772 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II	Portions of annual report to stockholders for the year ended September 30, 2004 and portions of proxy statement and notice of annual meeting of stockholders on January 27, 2005, as specifically described herein.

Part III	Portions of proxy statement and notice of annual meeting of stockholders on January 27, 2005, as specifically described herein.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference herein include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s current expectations and assessments of risks and uncertainties and reflect various assumptions concerning anticipated results, which may or may not prove to be correct. Some of the factors that could cause actual results to differ materially from estimates or projections contained in such forward-looking statements include: the pattern of brand sales, including variations in sales volume within periods; competition within the relevant product markets, including the ability to develop and successfully introduce new products, ensuring product quality, pricing, promotional activities, introduction of competing products and continuing customer acceptance of existing products; risks inherent in acquisitions and strategic alliances; the loss of one or more key employees; loss of distributorship rights; the effects of a prolonged United States or global economic downturn or recession; changes in costs, including changes in labor costs, raw material prices or advertising and marketing expenses; the costs and effects of unanticipated legal or administrative proceedings; health epidemics; and variations in political, economic or other factors such as currency exchange rates, inflation rates, tax changes, legal and regulatory changes or other external factors over which Alberto-Culver Company has no control. Alberto-Culver Company has no obligation to update any forward-looking statement in this Annual Report on Form 10-K or any incorporated document.

PART I

ITEM 1. BUSINESS

BUSINESS SEGMENTS AND GEOGRAPHIC AREA INFORMATION

The company operates two businesses: Global Consumer Products and Beauty Supply Distribution. Sales of Global Consumer Products were $1.19 billion, $1.10 billion and $1.02 billion in fiscal years 2004, 2003 and 2002, respectively. Beauty Supply Distribution sales were $2.10 billion, $1.82 billion and $1.68 billion in fiscal years 2004, 2003 and 2002, respectively.

The Global Consumer Products business consists of two divisions: (1) Alberto-Culver Consumer Products Worldwide, which develops, manufactures, distributes and markets branded beauty care products as well as branded food and household products in the United States and more than 120 other countries, and (2) Cederroth International, which manufactures, markets and distributes beauty and health care products throughout Scandinavia and in Europe. For reporting purposes, these two divisions are included in the Global Consumer Products segment. Beauty and health care products accounted for approximately 32%, 34% and 34% of the company’s consolidated net sales for the years ended September 30, 2004, 2003 and 2002, respectively. Food and household products accounted for approximately 4% of the company’s consolidated net sales for each of the years ended September 30, 2004, 2003 and 2002.

The company’s Beauty Supply Distribution business includes two segments: (1) Sally Beauty Supply, a domestic and international chain of cash-and-carry outlets offering professional beauty supplies to both salon professionals and retail consumers, and (2) Beauty Systems Group, a full-service beauty supply distributor offering professional brands directly to salons through its own sales force and professional-only stores in exclusive geographical territories in North America. Sales of Sally Beauty Supply accounted for approximately 40%, 41% and 42% of the company’s consolidated net sales for the years ended September 30, 2004, 2003 and 2002, respectively. Beauty Systems Group accounted for approximately 24%, 21% and 20% of the company’s consolidated net sales for the years ended September 30, 2004, 2003 and 2002, respectively.

Financial information about business segments and geographic area information is incorporated herein by reference to the “Business Segments and Geographic Area Information” note of the “Notes to Consolidated Financial Statements” in the company’s annual report to stockholders for the year ended September 30, 2004.

Global Consumer Products

The company’s major beauty and health care products marketed in the United States include the Alberto V05, TRESemmé and Consort lines of hair care products, the St. Ives line of hair and skin care products, FDS feminine deodorant sprays and the Soft & Beautiful, Just For Me, Comb-Thru, Motions and TCB lines of ethnic hair care products. Food and household products sold in the United States include Mrs. Dash salt-free seasoning blends, Molly McButter butter flavored sprinkles, SugarTwin sugar substitute, Static Guard anti-static spray and Kleen Guard furniture polish.

In Canada, the company sells most of the products marketed in the United States along with the Alberto European and Alberto Balsam lines of hair care products.

In the United Kingdom and Europe, the company sells products such as the Alberto V05, Advanced Alberto V05, Alberto Balsam and TRESemmé lines of hair care products and the St. Ives line of hair and skin care products.

In Latin America, the significant products sold by the company include the Alberto V05, Alberto Get Set, Antiall and Folicure lines of hair care products, the St. Ives line of hair and skin care products, Veritas soap and deodorant body powder products and Farmaco soap products. The company’s principal markets in Latin America are Mexico, Puerto Rico and the Caribbean, Argentina and Chile.

The company manufactures, markets and distributes beauty and health care products throughout Scandinavia and in parts of Europe through its Cederroth International subsidiary headquartered in Sweden. Such products include Salve adhesive bandages, Samarin antacids, Seltin salt substitute, Topz cotton buds, Savette wet wipes, Bliw liquid soaps, Date anti-perspirants and cologne for women, Alberto Family Fresh shampoo and shower products, Suketter artificial sweetener, Alberto V05 hair care products, the St. Ives line of hair and skin care products, HTH and L300 skin care products, Grumme Tvattsapa detergents and Pharbio natural pharmaceuticals. The company also distributes Jordan toothbrushes in Scandinavia. Soraya skin care products are sold in Poland and Eastern Europe.

The company’s products are also sold in Australia, Asia and Africa.

The Global Consumer Products segment also includes the custom label manufacturing of other companies’ personal care products in the United States and Sweden.

Sally Beauty Supply

Sally Beauty Company operates a network of cash-and-carry professional beauty supply stores, under the name Sally Beauty Supply, which provides salon owners, hairdressers and consumers with an extensive selection of hair care products, cosmetics, styling appliances and other beauty items, including other manufacturers’ brands such as Clairol, Revlon and L’Oreal. Sally Beauty Supply stores’ professional customers purchase salon supplies at a discount, while its retail customers purchase professional products at a higher price. As of September 30, 2004, there were 2,355 Sally Beauty Supply stores in the United States, Puerto Rico, the United Kingdom, Germany, Japan, Mexico and Canada.

Beauty Systems Group

Sally Beauty Company also sells professional beauty products to salon owners, salon professionals and franchises through its Beauty Systems Group full-service distribution business. Beauty Systems Group sells professional beauty products to salons in exclusive distribution territories throughout the United States and portions of Canada and Mexico. Beauty Systems Group operates 692 stores, including 145 franchise stores, as of September 30, 2004 that sell exclusively to the salon professional and maintains a sales force that consists of about 1,200 professional distributor sales consultants who call on the salons directly. In addition to selling professional beauty products, these sales consultants educate salon professionals and owners on such items as new styles, techniques and business practices. The products sold in Beauty Systems Group stores and through professional distributor sales consultants, which include other manufacturers’ brands not available at Sally Beauty Supply stores such as Matrix, Redken, Graham Webb, Paul Mitchell, Rusk and TIGI are sold exclusively to salons for use at the salon and for resale to salon patrons.

PRODUCT DEVELOPMENT AND MARKETING

Many of the company’s consumer products are developed in the company’s laboratories. The company has established global structures for operations and research and development, which are designed to enable the company to implement cost-savings initiatives more quickly on a broad scale and to shorten the time that it takes to develop an idea into a market-ready product. Research and development costs amounted to $11.7 million, $10.9 million and $9.8 million in fiscal years 2004, 2003 and 2002, respectively.

New products introduced by the company are assigned product managers, who guide the products from development to the consumer. The product managers are responsible for the overall marketing plans for the products and coordinate advertising and marketing activities.

The company allocates a large portion of its revenues to the advertising and marketing of consumer beauty products. Net earnings are materially affected by these expenditures, which are charged against income in the period incurred. Advertising and marketing expenditures were $254.1 million in 2004, $212.4 million in 2003 and $189.1 million in 2002.

The company regards television as the best medium for advertising and uses it to conduct extensive network, spot and cable television advertising campaigns. The company also advertises through other media such as newspapers, magazines and radio, as well as through Sally Beauty Supply and Beauty Systems Group direct mailings to customers.

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

Sally Beauty Supply and Beauty Systems Group experience domestic and international competition from a wide range of retail outlets, including mass merchandisers, drug stores and supermarkets, carrying a full line of beauty and health care products. In addition, Sally Beauty Supply and Beauty Systems Group compete with local and regional cash-and-carry beauty supply stores and full-service dealers selling directly to salons through both professional distributor sales consultants and outlets open only to salon professionals. Sally Beauty Supply and Beauty Systems Group also face competition from certain manufacturers which use their own sales forces to distribute their professional beauty products directly to salons.

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

The company’s consumer products are sold internationally in more than 120 countries, primarily through direct sales by its subsidiaries, independent distributors and licensees. The company’s foreign operations are subject to risks inherent in transactions involving foreign currencies and political uncertainties.

Sally Beauty Supply and Beauty Systems Group sell professional beauty supplies through its 3,047 stores, including 145 franchises, located in 48 states, Puerto Rico, the United Kingdom, Canada, Japan, Germany and Mexico. Sally Beauty Supply stores sell merchandise on cash-and-carry terms and are primarily located in strip shopping centers. Sally Beauty Supply operates the largest domestic chain of cash-and-carry beauty supply stores and, as such, is a major customer of some of the company’s competitors in the personal care products industry. In addition, Beauty Systems Group sells products in exclusive distribution territories throughout the United States and portions of Canada and Mexico to the professional market through its stores and about 1,200 professional distributor sales consultants. Sally Beauty Supply sells Alberto-Culver’s professional and ethnic hair care products, but these products represent only a small portion of Sally Beauty Supply’s selection of salon brands.

EMPLOYEES

In its domestic and foreign operations, the company had approximately 18,300 full-time equivalent employees as of September 30, 2004 consisting of about 11,400 hourly personnel and 6,900 salaried employees. At September 30, 2003, the company had approximately 17,000 full-time equivalent employees.

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

ITEM 2. PROPERTIES

The company’s properties, plants and equipment are maintained in good condition and are suitable and adequate to support the business. The company’s principal properties and their general characteristics are described below:

Location	Type of Facility	Business Segment
Company-Owned Properties:

Melrose Park, Illinois

• 2525 Armitage Avenue	Corporate Office, Manufacturing, Warehouse	(1)

• 2100 N. 15th Avenue	Warehouse	(1)

Basingstoke, Hampshire, England	Office	(1)
Buenos Aires, Argentina	Office, Manufacturing, Warehouse	(1)
Columbus, Ohio	Warehouse	(2)
Dallas, Texas	Office, Manufacturing, Warehouse	(1)
Denton, Texas	Office, Warehouse	(2) (3)
Falun, Sweden	Office, Manufacturing, Warehouse	(1)
Jacksonville, Florida	Warehouse	(2)
Madrid, Spain	Office, Manufacturing, Warehouse	(1)
Naguabo, Puerto Rico	Manufacturing, Warehouse	(1)
Naucalpan de Juarez, Mexico	Office, Manufacturing, Warehouse	(1)
North Rocks, New South Wales, Australia	Office, Manufacturing, Warehouse	(1)
Radzymin, Poland	Office, Manufacturing, Warehouse	(1)
Reno, Nevada	Warehouse	(2)
Swansea, Wales, England	Office, Manufacturing, Warehouse	(1)
Toronto, Ontario, Canada	Office, Manufacturing, Warehouse	(1)

Leased Properties:

Albertslund, Denmark	Office, Warehouse	(1)
Atlanta, Georgia	Warehouse	(1)
Auckland, New Zealand	Office, Warehouse	(1)
Austin, Texas	Office, Warehouse	(3)
Benecia, California	Office, Warehouse	(3)
Blackburn, Lancashire, England	Warehouse	(2)
Calgary, Alberta, Canada	Office, Warehouse	(3)
Carlisle, Pennsylvania	Warehouse	(1)
Chatsworth, California	Office, Manufacturing, Warehouse	(1)
Clackamas, Oregon	Warehouse	(3)
Espoo, Finland	Office, Warehouse	(1)
Geneva, Switzerland	Office	(1)
Greenville, Ohio	Office, Warehouse	(3)
Laurel, Maryland	Office, Warehouse	(3)
Macedonia, Ohio	Office, Warehouse	(3)
Ontario, California	Warehouse	(1)
Paducah, Kentucky	Office, Warehouse	(3)
Phoenix, Arizona	Warehouse	(3)
Rakkestad, Norway	Office, Warehouse	(1)
Reading, Berkshire, England	Office	(2)
Spartanburg, South Carolina	Office, Warehouse	(3)
Stockholm, Sweden	Office, Manufacturing, Warehouse	(1)
Toronto, Ontario, Canada	Office, Warehouse	(3)
Various (2,902 company-owned store locations in 49 states, Puerto Rico, the United Kingdom, Canada, Mexico, Japan and Germany)	Sally Beauty Supply and Beauty Systems Group Stores	(2) (3)

(1)	Global Consumer Products

(2)	Sally Beauty Supply

(3)	Beauty Systems Group

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended September 30, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information required by this Item is incorporated herein by reference to the section entitled “Market Price of Common Stock and Cash Dividends Per Share” and note 5 of the “Notes to the Consolidated Financial Statements” in the registrant’s annual report to stockholders for the year ended September 30, 2004 and the section entitled “Equity Compensation Plan Information” in the registrant’s proxy statement for its annual meeting of stockholders on January 27, 2005.

The following table summarizes information with respect to purchases made by or on behalf of the company of shares of its common stock.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2004	—	—	—	2,052,450
August 1 – August 31, 2004	—	—	—	2,052,450
September 1 – September 30, 2004	—	—	—	2,052,450

In July, 2002, the Board of Directors authorized the company to purchase up to 2,384,150 shares of Class A common stock. As of October 22, 2003, the company had purchased 331,700 Class A shares under the authorization at a total cost of $15.1 million. On October 22, 2003, the Board of Directors authorized the company to purchase up to 2,052,450 shares of Class B common stock (redesignated as common stock in January, 2004). This authorization replaced the Class A share repurchase program. A total of 2,052,450 shares remain available for purchase under the program as of September 30, 2004. Common stock surrendered to the company for stock option exercises are not subject to the company’s stock repurchase program.

ITEM 6. SELECTED FINANCIAL DATA

Information required for this Item is incorporated herein by reference to the section entitled “Selected Financial Data” in the registrant’s annual report to stockholders for the year ended September 30, 2004.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required for this Item is incorporated herein by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations “ in the registrant’s annual report to stockholders for the year ended September 30, 2004.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required for this Item is incorporated herein by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations “ in the registrant’s annual report to stockholders for the year ended September 30, 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required for this Item is incorporated herein by reference to the consolidated financial statements and notes and KPMG LLP’s “Report of Independent Registered Public Accounting Firm” in the registrant’s annual report to stockholders for the year ended September 30, 2004.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required for this Item regarding the directors of the company and regarding delinquent filers pursuant to Item 405 of Regulation S-K is incorporated herein by reference to the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the registrant’s proxy statement for its annual meeting of stockholders on January 27, 2005. Information required for this Item regarding the audit committee financial expert pursuant to item 401(h) of Regulation S-K is incorporated herein by reference to the section entitled “Meetings and Committees of the Board of Directors” in the registrant’s proxy statement for its annual meeting of stockholders on January 27, 2005.

The following table sets forth the names and current positions of the registrant’s executive officers, including their five-year business history and ages. Executive officers of the company and its subsidiaries are elected annually.

Name	Current Position and Five-Year Business History	Age

Carol L. Bernick (1)	Since October, 2004 – Chairman; June, 2002 – October, 2004 - Vice Chairman and Assistant Secretary, Alberto-Culver Company, President, Alberto-Culver Consumer Products Worldwide, a division of the registrant, and President, Alberto-Culver USA, Inc., a subsidiary of the registrant; previously Vice Chairman and Assistant Secretary, Alberto-Culver Company, President, Alberto-Culver North America, a division of the registrant and President, Alberto-Culver USA, Inc. for more than five years.	52

Howard B. Bernick (1)	President and Chief Executive Officer	52

John R. Berschied, Jr.	Since May, 2000 – Group Vice President, Global Research and Development; January, 2000 to May, 2000 – Director Technology and Innovation Management, Arthur D. Little, Inc.; February, 1993 – December, 1999 – Senior Vice President, Global Research, Development and Engineering, S.C. Johnson and Son, Inc.	61

William J. Cernugel	Since May, 2000 – Senior Vice President and Chief Financial Officer; previously Senior Vice President, Finance for more than five years.	62

V. James Marino	Since October, 2004 – President, Alberto-Culver Consumer Products Worldwide; June, 2002 to October, 2004 – President, Alberto Personal Care Worldwide, a division of the registrant; 1999 to June, 2002 – Group Vice President, Hair Care, Alberto-Culver North America, a division of the registrant.	54

Michael H. Renzulli	President, Sally Beauty Company, Inc., a subsidiary of registrant.	64

Gary P. Schmidt	Since January, 2004 – Senior Vice President, General Counsel and Assistant Secretary; previously, Vice President, General Counsel and Assistant Secretary for more than five years.	53

(1)	Carol L. Bernick is the wife of Howard B. Bernick and the daughter of Leonard H. Lavin and Bernice E. Lavin, both of whom are directors of the company.

The company has adopted a code of ethics that applies to the Chief Executive Officer, Chief Financial Officer and Corporate Controller. The company will provide copies of such code of ethics to any person, without charge, upon written request to the Vice President, Corporate Development and Investor Relations.

The company has adopted (a) Governance Guidelines, (b) a Code of Business Conduct and Ethics that apply to directors, officers and employees and (c) Charters for Audit, Compensation and Nominating/Governance committees of the Board of Directors. Copies of these documents are available on the company’s website at www.alberto.com and are available in print to any person, without charge, upon written request to the Vice President, Corporate Development and Investor Relations.

ITEM 11. EXECUTIVE COMPENSATION

Information required for this Item is incorporated herein by reference to the section entitled “Executive Compensation” in the registrant’s proxy statement for its annual meeting of stockholders on January 27, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required for this Item is incorporated herein by reference to the section entitled “Security Ownership of Management and Certain Beneficial Owners “ in the registrant’s proxy statement for its annual meeting of stockholders on January 27, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required for this Item is incorporated herein by reference to the section entitled “Certain Business Relationships” in the registrant’s proxy statement for its annual meeting of stockholders on January 27, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required for this Item is incorporated herein by reference to the section entitled “Audit and Related Fees” in the registrant’s proxy statement for its annual meeting of stockholders on January 27, 2005.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

1.	Financial statements:

The consolidated financial statements and notes required to be included in Part II, Item 8 are incorporated by reference to the registrant’s annual report to stockholders for the year ended September 30, 2004, which is filed as an exhibit to this report.

2.	Financial statement schedules:

Description	Schedule
Valuation and Qualifying Accounts	II

Schedules I, III, IV, and V are omitted as the information required by these schedules is not applicable.

3.	Exhibits:

Exhibit Number	Description

3(i)	Copy of Restated Certificate of Incorporation of Alberto-Culver Company.

3(ii)(a)	Copy of Amended and Restated By-Laws of Alberto-Culver Company (filed as Exhibit 3(ii) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2000).

3(ii)(b)	Copy of Amendment to Amended and Restated By-Laws of Alberto-Culver Company.

4	Certain instruments defining the rights of holders of long-term obligations of the registrant and certain of its subsidiaries (the total amount of securities authorized under each of which does not exceed ten percent of the registrant’s consolidated assets) are omitted pursuant to part 4 (iii) (A) of Item 601 (b) of Regulation S-K. The registrant agrees to furnish copies of any such instruments to the Securities and Exchange Commission upon request.

4 (a)	Copy of Indenture dated June 10, 1998 between Alberto-Culver Company and The First National Bank of Chicago, as Trustee (filed as Exhibit 4(a) and incorporated herein by reference to the company’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998).

4 (b)	Copy of 6.375% Debentures due June 15, 2028 (filed as Exhibit 4(b) and incorporated herein by reference to the company’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998).

4 (c)	Copy of Amended and Restated Credit Agreement dated as of August 31, 2004 among Alberto-Culver Company, Bank of America, N.A. as administrative agent and the other financial institutions being parties thereto (filed as Exhibit 4 and incorporated herein by reference to the company’s Form 8-K Current Report dated September 3, 2004).

10 (a)	Copy of Alberto-Culver Company Management Incentive Plan, as amended* (filed as Exhibit 10(f) and incorporated herein by reference to the company’s Form 10-Q Quarterly Report for the quarter ended March 31, 2004).

3. Exhibits: (continued)

Exhibit Number	Description

10 (b)	Summary of fiscal year 2005 award opportunities under the Alberto-Culver Company Management Incentive Plan, as amended, for certain executive officers*.

10 (c)	Copy of Alberto-Culver Company Employee Stock Option Plan of 1988, as amended* (filed as Exhibit 10(b) and incorporated herein by reference to the company’s Form 10-Q Quarterly Report for the quarter ended March 31, 2004).

10 (d)	Copy of Alberto-Culver Company 1994 Shareholder Value Incentive Plan, as amended* (filed as Exhibit 10(e) and incorporated herein by reference to the company’s Form 10-Q Quarterly Report for the quarter ended March 31, 2004).

10 (e)	Summary of selected index and target performance levels for fiscal year 2005 grants to certain executive officers under the 1994 Shareholder Value Incentive Plan, as amended*.

10 (f)	Copy of Alberto-Culver Company 1994 Restricted Stock Plan, as amended* (filed as Exhibit 10(d) and incorporated herein by reference to the company’s Form 10-Q Quarterly Report for the quarter ended March 31, 2004).

10 (g)	Copy of Alberto-Culver Company 1994 Stock Option Plan for Non-Employee Directors, as amended* (filed as Exhibit 10(h) and incorporated herein by reference to the company’s Form 10-Q Quarterly Report for the quarter ended March 31, 2004).

10 (h)	Copy of Split Dollar Life Insurance Agreement dated September 30, 1993 between Alberto-Culver Company and the trustee of the Lavin Survivorship Insurance Trust* (filed as Exhibit 10(e) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 1993).

10 (i)	Form of Severance Agreement between Alberto-Culver Company and named executive officers* (filed as Exhibit 10(f) and incorporated herein by reference to the company’s Form 10-Q Quarterly Report for the quarter ended December 31, 1996).

10 (j)	Copy of the Alberto-Culver Company Executive Deferred Compensation Plan, as amended* (filed as Exhibit 10(i) and incorporated herein by reference to the company’s Form 10-Q Quarterly Report for the quarter ended March 31, 2004).

10 (k)	Form of Amendment of Severance Agreement between Alberto-Culver Company and named executive officers*.

10 (l)	Form of Key Executive Deferred Compensation Agreement between Alberto-Culver Company and certain of its officers, and schedule setting forth the registrant’s named executive officers (as defined in Item 402 of Regulation S-K) who are parties to such an agreement and the material terms of each such named executive officer’s agreement* (filed as Exhibit 10(k) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2003).

10 (m)	Copy of the Alberto-Culver Company Deferred Compensation Plan for Non-Employee Directors* (filed as Exhibit 10(l) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2003).

3. Exhibits: (continued)

Exhibit Number	Description

10 (n)	Copy of the Alberto-Culver Company Employee Stock Option Plan of 2003 (filed as Exhibit 10(a) and incorporated herein by reference to the company’s Form 10-Q Quarterly Report for the quarter ended March 31, 2004).

10 (o)	Copy of Alberto-Culver Company 2003 Restricted Stock Plan (filed as Exhibit 10(c) and incorporated herein by reference to the company’s Form 10-Q Quarterly Report for the quarter ended March 31, 2004).

10 (p)	Copy of Alberto-Culver Company 2003 Stock Option Plan for Non-Employee Directors (filed as Exhibit 10(g) and incorporated herein by reference to the company’s Form 10-Q Quarterly Report for the quarter ended March 31, 2004).

10 (q)	Copy of Employment Agreement between Leonard H. Lavin and Alberto-Culver Company dated as of December 6, 2004 (filed as Exhibit 10 and incorporated herein by reference to the company’s Form 8-K Current Report on September 21, 2004).

13	Portions of annual report to stockholders for the year ended September 30, 2003 incorporated herein by reference.

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31(a)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31(b)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* This exhibit is a management contract or compensatory plan or arrangement of the registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of December, 2004.

ALBERTO-CULVER COMPANY

By	/s/ HOWARD B. BERNICK
Howard B. Bernick
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CAROL L. BERNICK Carol L. Bernick	Chairman of the Board and Director	December 9, 2004

/s/ HOWARD B. BERNICK Howard B. Bernick	President, Chief Executive Officer and Director (Principal Executive Officer)	December 9, 2004

/s/ BERNICE E. LAVIN Bernice E. Lavin	Vice Chairman, Secretary, Treasurer and Director	December 9, 2004

/s/ LEONARD H. LAVIN Leonard H. Lavin	Chairman Emeritus and Director	December 9, 2004

/s/ WILLIAM J. CERNUGEL William J. Cernugel	Senior Vice President and Chief Financial Officer (Principal Financial & Accounting Officer)	December 9, 2004

/s/ A.G. ATWATER, JR. A.G. Atwater, Jr.	Director	December 9, 2004

/s/ JAMES G. BROCKSMITH, JR. James G. Brocksmith, Jr.	Director	December 9, 2004

/s/ JIM EDGAR Jim Edgar	Director	December 9, 2004

/s/ KING HARRIS King Harris	Director	December 9, 2004

/s/ JOHN A. MILLER John A. Miller	Director	December 9, 2004

/s/ ALLAN B. MUCHIN Allan B. Muchin	Director	December 9, 2004

/s/ ROBERT H. ROCK Robert H. Rock	Director	December 9, 2004

/s/ SAM J. SUSSER Sam J. Susser	Director	December 9, 2004

/s/ WILLIAM W. WIRTZ William W. Wirtz	Director	December 9, 2004

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Alberto-Culver Company:

On November 30, 2004, we reported on the consolidated balance sheets of Alberto-Culver Company and Subsidiaries as of September 30, 2004 and 2003 and the related consolidated statements of earnings, cash flows and stockholders’ equity for each of the years in the three-year period ended September 30, 2004, as contained in the 2004 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended September 30, 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 15(a)2 of the annual report on Form 10-K. That financial statement schedule is the responsibility of the company’s management. Our responsibility is to express an opinion on that financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
KPMG LLP

Chicago, Illinois

November 30, 2004

Schedule II

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Valuation and Qualifying Accounts

(In thousands)

	Year Ended September 30,
	2004	2003	2002
Allowance for doubtful accounts:
Balance at beginning of period	$19,111	17,550	11,387
Additions (deductions):
Charged to expense	1,321	7,733	10,974
Uncollectible accounts written off, net of recoveries	(7,374)	(7,195)	(5,052)
Allowance for doubtful accounts of acquired companies	500	—	98
Allowance for doubtful accounts of divested companies	(872)	—	—
Other, including the effect of foreign exchange rates	174	1,023	143

Balance at end of period	$12,860	19,111	17,550

Inventory allowances:
Balance at beginning of period	$28,270	31,696	22,021
Additions (deductions):
Charged to expense	33,689	31,427	41,307
Write-offs	(32,055)	(35,842)	(32,231)
Inventory allowances of acquired companies	366	260	469
Inventory allowances of divested companies	(679)	—	—
Effect of foreign exchange rates	(86)	729	130

Balance at end of period	$29,505	28,270	31,696