Form 10-Q
period 2004-12-31
ALBERTO CULVER CO
filed 2005-02-04
CIK 3327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

December 31, 2004

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

At December 31, 2004, the company had 91,165,470 shares of common stock outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

Three Months Ended December 31, 2004 and 2003

(in thousands, except per share data)

	(Unaudited)
	2004	2003
Net sales	$847,534	764,751

Cost of products sold	421,473	382,718

Gross profit	426,061	382,033

Advertising, marketing, selling and administrative	344,509	310,805

Non-cash charge related to conversion to one class of common stock (note 2)	3,790	63,170

Operating earnings	77,762	8,058

Interest expense, net of interest income of $860 in 2004 and $1,166 in 2003	1,734	5,380

Earnings before provision for income taxes	76,028	2,678

Provision for income taxes	26,610	937

Net earnings	$49,418	1,741

Net earnings per share

Basic	$.54	.02

Diluted	$.53	.02

Weighted average shares outstanding

Basic	90,703	89,109

Diluted	92,450	91,199

Cash dividends paid per share	$.10	.07

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2004 and September 30, 2004

(dollars in thousands, except share data)

	(Unaudited)
	December 31, 2004	September 30, 2004
ASSETS

Current assets:
Cash, cash equivalents and short-term investments (including $8,700 of short-term investments at 12/31/04 and 9/30/04)	$126,491	201,889
Receivables, less allowance for doubtful accounts ($12,627 at 12/31/04 and $12,860 at 9/30/04)	243,817	250,008
Inventories:
Raw materials	51,263	47,615
Work-in-process	8,145	6,970
Finished goods	628,620	572,249

Total inventories	688,028	626,834
Other current assets	45,319	39,702

Total current assets	1,103,655	1,118,433

Property, plant and equipment at cost, less accumulated depreciation ($357,708 at 12/31/04 and $337,890 at 9/30/04)	313,945	293,901
Goodwill	538,748	467,809
Trade names	107,780	97,983
Other assets	83,539	80,654

Total assets	$2,147,667	2,058,780

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$539	545
Accounts payable	263,073	258,983
Accrued expenses	217,695	251,992
Income taxes	36,923	20,914

Total current liabilities	518,230	532,434

Long-term debt	141,368	121,246
Deferred income taxes	27,243	23,759
Other liabilities	69,549	67,635

Stockholders’ equity:
Common stock, par value $.22 per share, authorized 300,000,000 shares; issued 98,470,287 at 12/31/04 and 9/30/04 (notes 2, 3 and 4)	21,663	21,663
Additional paid-in capital	331,017	324,674
Retained earnings	1,177,483	1,137,161
Unearned compensation	(4,653)	(3,835)
Accumulated other comprehensive income (loss) – foreign currency translation	7,018	(18,136)

	1,532,528	1,461,527
Less treasury stock at cost (7,304,817 shares at 12/31/04 and 7,706,052 at 9/30/04) (notes 2 and 3)	(141,251)	(147,821)

Total stockholders’ equity	1,391,277	1,313,706

Total liabilities and stockholders’ equity	$2,147,667	2,058,780

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three Months Ended December 31, 2004 and 2003

(dollar amounts in thousands)

	(Unaudited)
	2004	2003
Cash Flows from Operating Activities:

Net earnings	$49,418	1,741
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	12,111	11,749
Amortization of other assets	1,546	804
Non-cash charge related to conversion to one class of common stock, net of deferred tax benefit of $1,326 in 2004 and $22,110 in 2003 (note 2)	2,464	41,060
Cash effects of changes in (excluding acquisitions and divestitures):
Receivables, net	16,954	10,075
Inventories, net	(33,827)	(26,182)
Other current assets	(2,686)	(1,373)
Accounts payable and accrued expenses	(51,023)	(23,392)
Income taxes	17,982	13,546
Other assets	865	542
Other liabilities	293	(629)

Net cash provided by operating activities	14,097	27,941

Cash Flows from Investing Activities:

Capital expenditures	(21,973)	(16,255)
Payments for purchased businesses, net of acquired companies’ cash	(89,396)	(125,215)
Other, net	607	146

Net cash used by investing activities	(110,762)	(141,324)

Cash Flows from Financing Activities:

Proceeds from issuance of long-term debt	20,150	87
Repayments of long-term debt	(122)	(70)
Cash dividends paid	(9,096)	(6,290)
Proceeds from exercise of stock options	7,866	12,078
Stock purchased for treasury	(1,437)	(13,653)

Net cash provided (used) by financing activities	17,361	(7,848)

Effect of foreign exchange rate changes on cash	3,906	3,296

Net decrease in cash and cash equivalents	(75,398)	(117,935)
Cash and cash equivalents at beginning of period	193,189	370,148

Cash and cash equivalents at end of period	$117,791	252,213

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) BASIS OF PRESENTATION

The consolidated financial statements of Alberto-Culver Company and its subsidiaries (the company) contained in this report have not been audited by the company’s independent registered public accounting firm, except for balance sheet information presented at September 30, 2004. However, in the opinion of the company, the consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the data contained therein. The results of operations for the periods covered are not necessarily indicative of results for a full year. Certain amounts for the prior year have been reclassified to conform to the current year’s presentation.

(2)	CONVERSION TO ONE CLASS OF COMMON STOCK

On October 22, 2003, the Board of Directors approved the conversion of all of the issued shares of Class A common stock into Class B common stock on a one share-for-one share basis in accordance with the terms of the company’s certificate of incorporation. The conversion became effective after the close of business on November 5, 2003. Following the conversion, all outstanding options to purchase shares of Class A common stock became options to purchase an equal number of shares of Class B common stock. On January 22, 2004, all shares of Class B common stock were redesignated as common stock. The single class of common stock continues to trade on the New York Stock Exchange under the symbol “ACV.”

The company accounts for stock compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under these rules, the conversion to one class of common stock requires the company to recognize a non-cash charge from the remeasurement of the intrinsic value of all Class A stock options outstanding on the conversion date (herein referred to as non-cash charge). A portion of this non-cash charge was recognized on the conversion date for vested stock options and the remaining non-cash charges related to unvested stock options and restricted shares will be recognized over the remaining vesting periods. As a result, the company will record a non-cash charge against pre-tax earnings of approximately $104.0 million ($67.6 million after taxes), of which $85.6 million ($55.6 million after taxes) was recognized in fiscal year 2004 ($63.2 million, or $41.1 million after taxes, was recognized in the first quarter of fiscal year 2004), $3.8 million ($2.5 million after taxes) was recognized in the first quarter of fiscal year 2005, $11.2 million ($7.3 million after taxes) will be recognized during the remainder of fiscal year 2005 and $3.4 million ($2.2 million after taxes) will be recognized over the following two fiscal years in diminishing amounts. The non-cash charges reduce operating earnings, provision for income taxes, net earnings and basic and diluted net earnings per share. The balance sheet effects of the options remeasurement increased total stockholders’ equity by $30.0 million in fiscal year 2004 and $1.3 million in the first quarter of fiscal year 2005 and resulted in the recognition of a deferred tax asset of the same amount. Thereafter, the remaining non-cash charges will increase total stockholders’ equity and result in the recognition of additional deferred tax assets of $3.9 million during the remainder of fiscal year 2005 and $1.2 million over the following two fiscal years in diminishing amounts.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(3) STOCKHOLDERS’ EQUITY

On October 22, 2003, the Board of Directors authorized the company to purchase up to 2,052,450 shares of Class B common stock. This authorization replaced the previous Class A share repurchase program. No shares have been purchased under the program as of December 31, 2004.

On January 21, 2004, the Board of Directors approved a 3-for-2 stock split in the form of a 50% stock dividend. The additional shares were distributed February 20, 2004 to shareholders of record at the close of business on February 2, 2004. The stock dividend was distributed on outstanding shares and not on shares held in treasury. All share and per share information in this report, except for treasury shares, has been restated to reflect the 50% stock dividend.

On January 22, 2004, shareholders approved amendments to the company’s certificate of incorporation that eliminated Class A common stock from the authorized capital of the company and redesignated the Class B common stock as common stock. As a result of these amendments, the company has 300,000,000 shares of authorized common stock. The newly designated common stock continues to trade on the New York Stock Exchange under the symbol “ACV.”

During the three months ended December 31, 2004 and 2003, the company acquired $2.1 million and $39.8 million, respectively, of common stock surrendered by employees in connection with the exercises of stock options and the payment of withholding taxes as provided under the terms of certain incentive plans. Shares acquired under these plans are not subject to the company’s stock repurchase program.

(4) WEIGHTED AVERAGE SHARES OUTSTANDING

The following table provides information on basic and diluted weighted average shares outstanding (in thousands):

	Three Months Ended December 31
	2004	2003
Basic weighted average shares outstanding	90,703	89,109
Effect of dilutive securities:
Assumed exercise of stock options	1,499	1,652
Assumed vesting of restricted stock	248	438

Diluted weighted average shares outstanding	92,450	91,199

Stock options for eight thousand shares were excluded from the computation of diluted net earnings per share for the three months ended December 31, 2004 since the options’ exercise prices were greater than the average market price and therefore were anti-dilutive. No stock options were anti-dilutive for the three months ended December 31, 2003.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) ACCOUNTING FOR STOCK-BASED COMPENSATION

The Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” requires either the adoption of a fair value based method of accounting for stock-based compensation or the continuance of the intrinsic value method with pro-forma disclosures as if the fair value method was adopted. The company has elected to continue measuring compensation expense for its stock-based plans using the intrinsic value method prescribed by APB No. 25.

Had compensation expense for stock option plans been determined based upon the fair value of stock options on the dates of grant and recognized over the vesting period consistent with SFAS No. 123, the company’s pro-forma net earnings and net earnings per share for the three months ended December 31, 2004 and 2003 would have been as follows (in thousands, except per share amounts):

	Three Months Ended December 31
	2004	2003
Net earnings:
As reported	$49,418	1,741
Add: Stock-based compensation expense included in reported net income, net of related income tax effects	2,741	41,319
Less: Stock-based compensation expense determined under the fair-value based method, net of related income tax effects	(2,853)	(2,811)

Pro-forma	$49,306	40,249

Basic net earnings per share:
As reported	$.54	.02
Pro-forma	$.54	.45

Diluted net earnings per share:
As reported	$.53	.02
Pro-forma	$.53	.44

The $2.7 million and $41.3 million addbacks for the three months ended December 31, 2004 and 2003, respectively, for stock-based compensation expense included in reported net income include the $2.5 million and $41.1 million after-tax non-cash charges related to the conversion to a single class of common stock for the same periods. The $2.9 million and $2.8 million deductions for the three months ended December 31, 2004 and 2003, respectively, for stock-based compensation expense determined under the fair-value based method include $6,000 and $74,000 of pro-forma after-tax non-cash charges related to the conversion to a single class of common stock for the same periods. See note 2 for further discussion of the conversion.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) COMPREHENSIVE INCOME

Comprehensive income consists of net earnings and foreign currency translation adjustments as follows (in thousands):

	Three Months Ended December 31
	2004	2003
Net earnings	$49,418	1,741
Other comprehensive income adjustments-foreign currency translation	25,154	18,036

Comprehensive income	$74,572	19,777

The net earnings and comprehensive income amounts for the three months ended December 31, 2004 and 2003 include $2.5 million and $41.1 million, respectively, after-tax non-cash charges related to the conversion to a single class of common stock. See note 2 for further discussion of the conversion.

(7) BUSINESS SEGMENT INFORMATION

In fiscal year 2004, the company changed the segment reporting for its Beauty Supply Distribution business by reporting its Sally Beauty Supply and Beauty Systems Group divisions as two separate segments. Sally Beauty Supply, a domestic and international chain of cash-and-carry outlets, offers professional beauty supplies to both salon professionals and retail customers. Beauty Systems Group, a full-service beauty supply distributor, offers professional brands directly to salons through its own sales force and professional-only stores in exclusive geographical territories in North America. Prior year information has been reclassified to conform to the new presentation.

Segment information for the three months ended December 31, 2004 and 2003 is as follows (in thousands):

	Three Months Ended December 31
	2004	2003
Net sales:
Global Consumer Products	$303,735	277,587
Beauty Supply Distribution:
Sally Beauty Supply	337,791	313,189
Beauty Systems Group	213,019	178,167

Total	550,810	491,356
Eliminations	(7,011)	(4,192)

	$847,534	764,751

(continued)

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(7) BUSINESS SEGMENT INFORMATION (continued)

	Three Months Ended December 31
	2004	2003
Earnings before provision for income taxes:
Global Consumer Products	$27,404	24,689
Beauty Supply Distribution:
Sally Beauty Supply	42,058	35,227
Beauty Systems Group	15,161	16,050

Total	57,219	51,277

Segment operating profit	84,623	75,966
Unallocated expenses, net	(3,071)	(4,738)
Non-cash charge related to conversion to one class of common stock (note 2)	(3,790)	(63,170)
Interest expense, net of interest income	(1,734)	(5,380)

	$76,028	2,678

(8) GOODWILL AND TRADE NAMES

The change in the carrying amount of goodwill by operating segment for the three months ended December 31, 2004 is as follows (in thousands):

	Global Consumer Products	Sally Beauty Supply	Beauty Systems Group	Total
Balance as of September 30, 2004	$163,002	9,275	295,532	467,809
Additions, net of purchase price adjustments	—	—	66,268	66,268
Foreign currency translation	3,128	25	1,518	4,671

Balance as of December 31, 2004	$166,130	9,300	363,318	538,748

The $66.3 million increase in Beauty Systems Group’s goodwill in the first quarter of fiscal year 2005 was primarily due to $76.0 million of goodwill recorded in connection with the acquisition of CosmoProf, partially offset by a decrease in goodwill resulting from purchase price adjustments, primarily related to West Coast Beauty Supply.

Indefinite-lived trade names by operating segment at December 31, 2004 and September 30, 2004 were as follows:

(in thousands)	December 31, 2004	September 30, 2004
Global Consumer Products	$96,867	93,470
Sally Beauty Supply	613	613
Beauty Systems Group	10,300	3,900

	$107,780	97,983

The increase in Global Consumer Products trade names was primarily due to the weakening of the U.S. dollar versus certain foreign currencies, primarily the Swedish krona. The increase in Beauty Systems Group trade names was mainly attributable to trade names recorded in connection with the acquisition of West Coast Beauty Supply. The company has not finalized the purchase price allocation for CosmoProf, which was acquired on December 31, 2004, and, as a result, no value has been assigned to trade names.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(9) ACQUISITIONS

On December 1, 2003, the company acquired the net assets of West Coast Beauty Supply, a full-service distributor of professional beauty products, in order to expand the geographic area served by Beauty Systems Group. The total amount paid for the acquisition was $128.1 million. In addition, approximately $9.2 million may be paid over future periods in accordance with the purchase agreement. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of West Coast Beauty Supply have been included in the consolidated financial statements from the date of acquisition. West Coast Beauty Supply is included in the company’s Beauty Systems Group segment.

The following table provides pro-forma results for the three months ended December 31, 2004 and 2003 as if West Coast Beauty Supply had been acquired on October 1, 2003. Anticipated cost savings and other effects of the planned integration of West Coast Beauty Supply are not included in the pro-forma results. The pro-forma amounts presented are not necessarily indicative of the results that would have occurred had the acquisition been completed as of October 1, 2003, nor are the pro-forma amounts necessarily indicative of future results.

(in thousands)	Three Months Ended December 31
	2004	2003
Pro-forma net sales	$847,534	795,167

Pro-forma net earnings	$49,418	2,449

Pro-forma net earnings per share
Basic	$.54	.03
Diluted	$.53	.03

The pro-forma amounts for the three months ended December 31, 2004 and 2003 include the non-cash charge related to the conversion to a single class of common stock. The non-cash charge reduced net earnings by $2.5 million and $41.1 million in the first quarter of fiscal year 2005 and 2004, respectively. Basic and diluted net earnings per share were lowered by three cents in the first quarter of fiscal year 2005 while basic and diluted net earnings per share were lowered by 46 cents and 45 cents, respectively, for the first three months of fiscal year 2004 as a result of the non-cash charge.

On December 31, 2004, the company acquired CosmoProf, a full-service distributor of professional beauty products, in order to expand the geographic area served by Beauty Systems Group. The total estimated purchase price is $92.6 million, with $84.8 million of this amount paid at closing. The remaining $7.8 million of purchase price was withheld and, subject to adjustment, will be paid upon finalization of the closing balance sheet. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of CosmoProf will be included in the consolidated financial statements starting January 1, 2005. CosmoProf is included in the company’s Beauty Systems Group segment.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(10) NEW ACCOUNTING PRONOUNCEMENTS

In December, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB No. 25. The Statement requires that the cost resulting from all share-based compensation arrangements, such as the company’s stock option and restricted stock plans, be recognized in the financial statements based on their fair value. The provisions of SFAS No. 123(R) are required to be applied as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Accordingly, the company will adopt the provisions of SFAS No. 123 (R) at the beginning of the fourth quarter of fiscal year 2005. SFAS No. 123 (R) requires companies to adopt its provisions prospectively by recognizing compensation expense for the unvested portion of previously granted awards and all new awards granted after the adoption date over the respective vesting periods. SFAS No. 123 (R) also allows companies to restate previously issued financial statements either for all years beginning after December 15, 1994 or only for the interim periods in the year of adoption.

The adoption of SFAS No. 123(R) will not affect the company’s net cash flows, but it will reduce net earnings and basic and diluted net earnings per share. While the company currently discloses the pro-forma net earnings effects of its stock-based awards (see note 5), it is in the process of evaluating the alternative methods of adoption and the impact that the implementation guidance and revisions included in SFAS No. 123(R) will have on its consolidated financial statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS

Alberto-Culver Company and its consolidated subsidiaries (the company) operate two businesses: Global Consumer Products and Beauty Supply Distribution. The Global Consumer Products business consists of two divisions: (1) Alberto-Culver Consumer Products Worldwide, which develops, manufactures, distributes and markets branded beauty care products as well as branded food and household products in the United States and more than 120 other countries, and (2) Cederroth International, which manufactures, markets and distributes beauty and health care products throughout Scandinavia and in Europe. For reporting purposes, these two divisions are included in the Global Consumer Products segment. The company’s Beauty Supply Distribution business includes two segments: (1) Sally Beauty Supply, a domestic and international chain of cash-and-carry outlets offering professional beauty supplies to both salon professionals and retail consumers, and (2) Beauty Systems Group (BSG), a full-service beauty supply distributor offering professional brands directly to salons through its own sales force and professional-only stores in exclusive geographical territories in North America.

OVERVIEW

As discussed in note 2 to the Consolidated Financial Statements, on October 22, 2003, the Board of Directors approved the conversion of all of the issued shares of Class A common stock into Class B common stock on a one share-for-one share basis in accordance with the terms of the company’s certificate of incorporation. The conversion became effective after the close of business on November 5, 2003. Following the conversion, all outstanding options to purchase shares of Class A common stock became options to purchase an equal number of shares of Class B common stock. On January 22, 2004, all shares of Class B common stock were redesignated as common stock. The single class of common stock continues to trade on the New York Stock Exchange under the symbol “ACV.”

The company accounts for stock compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under these rules, the conversion to one class of common stock requires the company to recognize a non-cash charge from the remeasurement of the intrinsic value of all Class A stock options outstanding on the conversion date (herein referred to as non-cash charge). A portion of this non-cash charge was recognized on the conversion date for vested stock options and the remaining non-cash charges related to unvested stock options and restricted shares will be recognized over the remaining vesting periods. As a result, the company will record a non-cash charge against pre-tax earnings of approximately $104.0 million ($67.6 million after taxes), of which $85.6 million ($55.6 million after taxes) was recognized in fiscal year 2004 ($63.2 million, or $41.1 million after taxes, was recognized in the first quarter of fiscal year 2004), $3.8 million ($2.5 million after taxes) was recognized in the first quarter of fiscal year 2005, $11.2 million ($7.3 million after taxes) will be recognized during the remainder of fiscal year 2005 and $3.4 million ($2.2 million after taxes) will be recognized over the following two fiscal years in diminishing amounts. The non-cash charges reduce operating earnings, provision for income taxes, net earnings and basic and diluted net earnings per share. The balance sheet effects of the options remeasurement increased total stockholders’ equity by $30.0 million in fiscal year 2004 and $1.3 million in the first quarter of fiscal year 2005 and resulted in the recognition of a deferred tax asset of the same amount. Thereafter, the remaining non-cash charges will increase total stockholders’ equity and result in the recognition of additional deferred tax assets of $3.9 million during the remainder of fiscal year 2005 and $1.2 million over the following two fiscal years in diminishing amounts.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

OVERVIEW (continued)

“Net earnings excluding the non-cash charge,” “basic net earnings per share excluding the non-cash charge” and “diluted net earnings per share excluding the non-cash charge” are used in the “Results of Operations” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). These measures are “non-GAAP financial measures” as defined by Regulation G of the Securities and Exchange Commission. The non-cash charge relates to a change in the capital structure of the company rather than the normal operations of the company’s core businesses. Management uses the non-GAAP financial measures, which exclude the non-cash charge, to evaluate the operating results of the company and believes the presentation of these amounts provides the reader with information necessary to analyze the company’s normal operations over various quarters. Reconciliations of these measures to the most directly comparable financial measures under generally accepted accounting principles (GAAP) in the United States are provided in the “Reconciliation of Non-GAAP Financial Measures” section of MD&A.

In June, 2004, the company sold its Indola European professional hair care business. As a result of the sale, the company recorded a $10.1 million gain ($5.7 million after taxes) or 6 cents per basic and diluted net earnings per share in fiscal 2004. In September, 2004, the company completed the liquidation of two foreign legal entities related to the divested Indola business and, as a result, recognized a tax benefit of $4.4 million or 5 cents per basic and diluted net earnings per share in fiscal year 2004.

In September, 2004, the company redeemed its $200 million of 8.25% senior notes due November 1, 2005 under the redemption provisions of the notes. In connection with the buyback, the company recorded a pre-tax charge in fiscal year 2004 of $12.6 million ($8.2 million after taxes) or 9 cents per basic and diluted net earnings per share consisting primarily of a make-whole premium. As part of the redemption, the company also paid $6.1 million of interest accrued through the redemption date that was originally scheduled to be paid in fiscal year 2005.

On January 21, 2004, the Board of Directors approved a 3-for-2 stock split in the form of a 50% stock dividend. The additional shares were distributed February 20, 2004 to shareholders of record at the close of business on February 2, 2004. The stock dividend was distributed on outstanding shares and not on shares held in treasury. All share and per share information in this report, except for treasury shares, has been restated to reflect the 50% stock dividend.

On January 22, 2004, shareholders approved amendments to the company’s certificate of incorporation that eliminated Class A common stock from the authorized capital of the company’s charter and redesignated the Class B common stock as common stock. As a result of these amendments, the company has 300,000,000 shares of authorized common stock. The newly designated common stock continues to trade on the New York Stock Exchange under the symbol “ACV.”

RESULTS OF OPERATIONS

First Fiscal Quarter Ended December 31, 2004 versus First Fiscal Quarter Ended December 31, 2003

The company achieved record first quarter net sales of $847.5 million in fiscal year 2005, up $82.8 million or 10.8% over the comparable period of the prior year. The effect of foreign exchange rates increased sales by 2.0% in the first quarter of fiscal year 2005. Organic sales, which exclude the effects of foreign exchange rates, acquisitions and a divestiture grew 5.5% during the quarter. See the “Reconciliation of Non-GAAP Financial Measures” section of MD&A for a reconciliation of organic sales, a non-GAAP financial measure, to the most directly comparable financial measure under GAAP in the United States.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

RESULTS OF OPERATIONS (continued)

Net earnings were $49.4 million for the three months ended December 31, 2004 versus $1.7 million in the prior year. Net earnings for the first quarter of fiscal years 2005 and 2004 were reduced by $2.5 million and $41.1 million, net of income taxes, respectively, as a result of the non-cash charges. Basic earnings per share were 54 cents in the first quarter of fiscal year 2005 versus two cents in the same period of fiscal year 2004. Diluted earnings per share for the current quarter increased to 53 cents from 2 cents in the same period of the prior year. In the first quarter of fiscal year 2005, the non-cash charge decreased basic and diluted earnings per share by three cents. In the first quarter of fiscal year 2004, the non-cash charge reduced basic earnings per share by 46 cents and diluted earnings per share by 45 cents.

Excluding the non-cash charge, net earnings were $51.9 million for the three months ended December 31, 2004 or 21.2% higher than the prior year period. Basic earnings per share excluding the non-cash charge were 57 cents in the first quarter of fiscal year 2005, which was 9 cents or 18.8% higher than the same period of fiscal year 2004. Diluted earnings per share excluding the non-cash charge for the current quarter increased 19.1% to 56 cents from 47 cents in the same period of the prior year.

Sales of Global Consumer Products in the first quarter of fiscal year 2005 increased 9.4% to $303.7 million from $277.6 million in fiscal year 2004. The effect of foreign exchange rates increased sales by 3.8% compared to the prior year. The remaining first quarter increase was primarily due to higher sales of TRESemmé shampoos, conditioners and styling products (6.3%), principally due to the initial launch of TRESemmé in the U.K. during the third quarter of fiscal year 2004, increased advertising and improved shelf presence at major customers along with increased sales from custom label filling operations (1.6%). These increases were partially offset by the loss of sales resulting from the divestiture of the Indola European professional hair care business in June, 2004 (3.7%).

Sales of the Beauty Supply Distribution business, composed of Sally Beauty Supply and BSG, were $550.8 million in the first quarter of fiscal year 2005, representing an increase of 12.1% versus the prior year.

Sales of Sally Beauty Supply increased to $337.8 million in the first quarter of fiscal year 2005 compared to $313.2 million in the prior year. The sales increase of 7.9% was attributable to the opening of new stores, including 75 net new stores during the previous twelve months (2.8%), the impact of foreign exchange rates (1.0%) and the growth of its existing business which primarily represents same store sales.

Sales of BSG were $213.0 million in the first quarter of fiscal year 2005 compared to $178.2 million in the previous year. The sales increase of 19.6% was attributable to acquisitions (18.0%), the opening of 35 net new stores during the previous twelve months (1.2%), the impact of foreign exchange rates (1.1%) and the growth of its existing store business, partially offset by lower sales from its professional distributor sales consultants.

Cost of products sold as a percentage of net sales was 49.7% for the first quarter of fiscal year 2005 compared to 50.0% for the first quarter of the prior year. The lower cost of products sold percentage in the first quarter of fiscal year 2005 was primarily attributable to improved vendor pricing and lower store inventory shrinkage for the Beauty Supply Distribution business.

Compared to the prior year, advertising, marketing, selling and administrative expenses in the first quarter of fiscal year 2005 increased $33.7 million or 10.8%. The increase primarily resulted from the higher selling and administrative costs associated with the growth of the Sally Beauty Supply and BSG businesses, including the acquisition of West Coast Beauty Supply in December, 2003, and higher expenditures for advertising and marketing.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

RESULTS OF OPERATIONS (continued)

Advertising and marketing expenditures were $66.1 million in the first quarter of fiscal year 2005 versus $57.8 million in the first quarter of the prior year. The increase of 14.5% was mainly attributable to Alberto-Culver Consumer Products Worldwide’s increased spending in the U.K. (5.7%), primarily related to television advertising for TRESemmé hair care products, higher retail advertising by Sally Beauty Supply (4.5%) and the effects of foreign exchange rates (2.4%).

Interest expense, net of interest income, was $1.7 million in the first quarter of fiscal year 2005 compared to $5.4 million in the prior year. Interest expense was $2.6 million in the first quarter of fiscal year 2005 versus $6.5 million in the prior year. This decrease was primarily due to lower interest expense as a result of the redemption of the $200 million, 8.25% senior notes in September, 2004. Interest income was $860,000 in the first quarter of fiscal year 2005 compared to $1.2 million last year primarily due to lower cash balances in the current quarter.

The provision for income taxes as a percentage of earnings before income taxes was 35.0% for the first quarter of fiscal years 2005 and 2004.

FINANCIAL CONDITION

December 31, 2004 versus September 30, 2004

Working capital at December 31, 2004 was $585.4 million, a decrease of $574,000 from $586.0 million at September 30, 2004. The resulting ratio of current assets to current liabilities was 2.13 to 1.00 at December 31, 2004 compared to 2.10 to 1.00 at September 30, 2004. The decrease in working capital was primarily due to cash outlays for the acquisition of CosmoProf in December, 2004, capital expenditures and cash dividends, substantially offset by working capital generated from operations and working capital added from the CosmoProf acquisition.

Cash, cash equivalents and short-term investments decreased $75.4 million during the first three months of fiscal year 2005 to $126.5 million primarily due to the acquisition of CosmoProf, capital expenditures and cash dividends. These outflows were partially offset by cash flow provided by operating activities and cash received from the issuance of long-term debt under the company’s revolving credit facility to fund a portion of the CosmoProf acquisition.

Inventories increased $61.2 million during the first three months of fiscal year 2005 to $688.0 million. Sally Beauty Supply and BSG inventories increased $34.8 million primarily due to the acquisition of CosmoProf, strategic inventory purchases related to favorable pricing from vendors, inventories related to new stores and the effects of foreign exchange rates. Inventories for Global Consumer Products were $25.5 million higher principally due to increased finished goods and raw material inventories to support product launches and scheduled second quarter 2005 promotions and the effects of foreign exchange rates.

Net property, plant and equipment increased $20.0 million during the first three months of fiscal year 2005 to $313.9 at December 31, 2004. The increases resulted primarily from expenditures for additional Sally Beauty Supply and BSG stores, office facilities and warehouse expansions, the acquisition of CosmoProf and the effects of foreign exchange rates.

Net goodwill increased $70.9 million during the first three months of fiscal year 2005 to $538.7 million mainly due to the acquisition of CosmoProf in December, 2004.

Net trade names increased $9.8 million during the first three months of fiscal year 2005 to $107.8 million mainly due to trade names related to the acquisition of West Coast Beauty Supply and the weakening of the U.S. dollar versus certain foreign currencies, primarily the Swedish krona.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

FINANCIAL CONDITION (continued)

Accrued expenses decreased $34.3 million during the first three months of fiscal year 2005 to $217.7 million primarily due to payments under various incentive plans, semi-annual interest payments on the company’s $120 million of debt securities and lower promotion accruals. These decreases were partially offset by accruals related to the CosmoProf acquisition and higher insurance related accruals.

Deferred income taxes and accrued income taxes increased $19.5 million during the first three months of fiscal year 2005. The increase was primarily due to the timing of tax payments.

Long-term debt increased $20.1 million in the first three months of fiscal year 2005 to $141.4 million primarily due to the $20.0 million borrowed under the company’s revolving credit facility to fund a portion of the acquisition of CosmoProf in December, 2004.

“Accumulated other comprehensive income (loss) – foreign currency translation” improved $25.2 million during the first three months of fiscal year 2005. The income was primarily due to the weakening of the U.S. dollar versus certain foreign currencies, primarily the Swedish krona, Euro, British pound, Canadian dollar and Australian dollar.

CRITICAL ACCOUNTING POLICIES

The company’s significant accounting policies are described in note 1 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2004. A discussion of critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004. There were no significant changes in the company’s critical accounting policies during the three months ended December 31, 2004.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

Reconciliations of non-GAAP financial measures to their most directly comparable financial measures under GAAP in the United States for the three months ended December 31, 2004 and 2003 are as follows (in thousands, except per share data):

	Three Months Ended December 31,
	2004	2003
Net earnings, as reported	$49,418	1,741
Non-cash charge related to conversion to one class of common stock, net of income taxes	2,464	41,060

Net earnings excluding non-cash charge	$51,882	42,801

Basic net earnings per share, as reported	$.54	.02
Non-cash charge related to conversion to one class of common stock, net of income taxes	.03	.46

Basic net earnings per share excluding non-cash charge	$.57	.48

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (continued)

	Three Months Ended December 31,
	2004	2003
Diluted net earnings per share, as reported	$.53	.02
Non-cash charge related to conversion to one class of common stock, net of income taxes	.03	.45

Diluted net earnings per share excluding non-cash charge	$.56	.47

A reconciliation of “organic sales growth” to its most directly comparable financial measure under GAAP in the United States for the three months ended December 31, 2004 is as follows:

Net sales growth, as reported	10.8%
Effect of foreign exchange	(2.0)
Effect of acquisitions	(4.5)
Effect of divestiture	1.2

Organic sales growth	5.5%

Management uses these non-GAAP financial measures to evaluate the performance of the company and believes the presentation of these amounts provides the reader with information necessary to analyze the company’s normal operations for the periods presented.

NEW ACCOUNTING PRONOUNCEMENTS

In December, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB No. 25. The Statement requires that the cost resulting from all share-based compensation arrangements, such as the company’s stock option and restricted stock plans, be recognized in the financial statements based on their fair value. The provisions of SFAS No. 123(R) are required to be applied as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Accordingly, the company will adopt the provisions of SFAS No. 123 (R) at the beginning of the fourth quarter of fiscal year 2005. SFAS No. 123 (R) requires companies to adopt its provisions prospectively by recognizing compensation expense for the unvested portion of previously granted awards and all new awards granted after the adoption date over the respective vesting periods. SFAS No. 123 (R) also allows companies to restate previously issued financial statements either for all years beginning after December 15, 1994 or only for the interim periods in the year of adoption.

The adoption of SFAS No. 123(R) will not affect the company’s net cash flows, but it will reduce net earnings and basic and diluted net earnings per share. While the company currently discloses the pro-forma net earnings effects of its stock-based awards (see note 5), it is in the process of evaluating the alternative methods of adoption and the impact that the implementation guidance and revisions included in SFAS No. 123(R) will have on its consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the company’s market risk during the three months ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this quarterly report on Form 10-Q, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the chief executive officer and the chief financial officer of the company have concluded that Alberto-Culver Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	There were no changes in the company’s internal control over financial reporting that occurred during the company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

PART II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes information with respect to purchases made by or on behalf of the company of shares of its common stock.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2004	321	$44.175	—	2,052,450
November 1 – November 30, 2004	13,570	$44.530	—	2,052,450
December 1 – December 31, 2004	—	—	—	2,052,450

Total	13,891		—

On October 22, 2003, the Board of Directors authorized the company to purchase up to 2,052,450 shares of Class B common stock (redesignated as Common Stock in January, 2004). This authorization replaced the previous Class A share repurchase program. No shares have been purchased under the program as of December 31, 2004.

During the three months ended December 31, 2004, the company acquired 13,891 shares of common stock surrendered by employees in connection with the exercise of stock options. Shares acquired in connection with the exercise of stock options are not subject to the above-mentioned stock repurchase program.

ITEM 6. EXHIBITS

(a)	Exhibits:

10	Copy of Alberto-Culver Company 2003 Stock Option Plan for Non-Employee Directors, as amended*.

31(a)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31(b)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is a management contract or compensatory plan or arrangement of the registrant.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBERTO-CULVER COMPANY
(Registrant)

By:	/s/ William J. Cernugel
William J. Cernugel
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

February 4, 2005