Form 10-Q
period 2005-03-31
ALBERTO CULVER CO
filed 2005-05-06
CIK 3327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2005

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

At March 31, 2005, the company had 91,892,955 shares of common stock outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

Three Months Ended March 31, 2005 and 2004

(in thousands, except per share data)

	(Unaudited)
	2005	2004
Net sales	$884,075	819,321
Cost of products sold	438,192	401,810

Gross profit	445,883	417,511

Advertising, marketing, selling and administrative	364,552	341,144
Non-cash charge related to conversion to one class of common stock (note 2)	3,588	8,100

Operating earnings	77,743	68,267

Interest expense, net of interest income of $543 in 2005 and $854 in 2004	2,238	5,829

Earnings before provision for income taxes	75,505	62,438

Provision for income taxes	26,427	21,853

Net earnings	$49,078	40,585

Net earnings per share
Basic	$.54	.45

Diluted	$.53	.44

Weighted average shares outstanding
Basic	91,324	89,934

Diluted	93,163	91,864

Cash dividends paid per share	$.115	.10

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

Six Months Ended March 31, 2005 and 2004

(in thousands, except per share data)

	(Unaudited)
	2005	2004
Net sales	$1,731,609	1,584,072
Cost of products sold	859,665	784,528

Gross profit	871,944	799,544

Advertising, marketing, selling and administrative	709,061	651,949
Non-cash charge related to conversion to one class of common stock (note 2)	7,378	71,270

Operating earnings	155,505	76,325

Interest expense, net of interest income of $1,403 in 2005 and $2,020 in 2004	3,972	11,209

Earnings before provision for income taxes	151,533	65,116

Provision for income taxes	53,037	22,790

Net earnings	$98,496	42,326

Net earnings per share
Basic	$1.08	.47

Diluted	$1.06	.46

Weighted average shares outstanding
Basic	91,022	89,540

Diluted	92,688	91,433

Cash dividends paid per share	$.215	.17

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2005 and September 30, 2004

(dollars in thousands, except share data)

	(Unaudited)
	March 31, 2005	September 30, 2004
ASSETS

Current assets:
Cash and cash equivalents	$78,395	99,035
Short-term investments	27,830	102,854
Receivables, less allowance for doubtful accounts ($11,236 at 3/31/05 and $12,860 at 9/30/04)	278,876	250,008
Inventories:
Raw materials	51,807	47,615
Work-in-process	8,286	6,970
Finished goods	636,662	572,249

Total inventories	696,755	626,834
Other current assets	40,117	39,702

Total current assets	1,121,973	1,118,433

Property, plant and equipment at cost, less accumulated depreciation ($367,841 at 3/31/05 and $337,890 at 9/30/04)	327,494	293,901
Goodwill	546,898	467,809
Trade names	105,721	97,983
Other assets	83,340	80,654

Total assets	$2,185,426	2,058,780

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings and current maturities of long-term debt	$1,053	545
Accounts payable	263,764	258,983
Accrued expenses	237,770	251,992
Income taxes	11,263	20,914

Total current liabilities	513,850	532,434

Long-term debt	124,665	121,246
Deferred income taxes	30,423	23,759
Other liabilities	73,612	67,635

Stockholders’ equity:
Common stock, par value $.22 per share, authorized 300,000,000 shares; issued 98,470,287 at 3/31/05 and 9/30/04 (notes 2, 3 and 4)	21,663	21,663
Additional paid-in capital	339,478	324,674
Retained earnings	1,216,023	1,137,161
Unearned compensation	(4,151)	(3,835)
Accumulated other comprehensive income (loss) – foreign currency translation	(2,819)	(18,136)

	1,570,194	1,461,527

Less treasury stock at cost (6,577,332 shares at 3/31/05 and 7,706,052 at 9/30/04) (notes 2 and 3)	(127,318)	(147,821)

Total stockholders’ equity	1,442,876	1,313,706

Total liabilities and stockholders’ equity	$2,185,426	2,058,780

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Six Months Ended March 31, 2005 and 2004

(in thousands)

	(Unaudited)
	2005	2004
Cash Flows from Operating Activities:

Net earnings	$98,496	42,326
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	25,109	23,883
Amortization of other assets	3,479	1,584
Non-cash charge related to conversion to one class of common stock, net of deferred tax benefit of $2,582 in 2005 and $24,945 in 2004 (note 2)	4,796	46,325
Cash effects of changes in (excluding acquisitions):
Receivables, net	(20,229)	9,857
Inventories, net	(46,033)	(40,484)
Other current assets	(1,825)	(3,309)
Accounts payable and accrued expenses	(24,244)	19,450
Income taxes	792	24,030
Other assets	(1,319)	(1,744)
Other liabilities	8,394	(3,308)

Net cash provided by operating activities	47,416	118,610

Cash Flows from Investing Activities:

Proceeds from sales of short-term investments, net of purchases of $97,856 in 2005 and $500,966 in 2004	75,024	71,344
Capital expenditures	(44,465)	(34,626)
Payments for purchased businesses, net of acquired companies’ cash	(102,410)	(157,407)
Other, net	931	(95)

Net cash used by investing activities	(70,920)	(120,784)

Cash Flows from Financing Activities:

Short-term borrowings, net	488	238
Proceeds from issuance of long-term debt	20,190	333
Repayments of long-term debt	(20,280)	(147)
Cash dividends paid	(19,634)	(15,365)
Proceeds from exercise of stock options	24,074	20,316
Stock purchased for treasury	(1,644)	(13,874)

Net cash provided (used) by financing activities	3,194	(8,499)

Effect of foreign exchange rate changes on cash	(330)	2,934

Net decrease in cash and cash equivalents	(20,640)	(7,739)
Cash and cash equivalents at beginning of period	99,035	127,023

Cash and cash equivalents at end of period	$78,395	119,284

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

The company accounts for stock compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under these rules, the conversion to one class of common stock requires the company to recognize a non-cash charge from the remeasurement of the intrinsic value of all Class A stock options outstanding on the conversion date (herein referred to as non-cash charge). A portion of this non-cash charge was recognized on the conversion date for vested stock options and the remaining non-cash charges related to unvested stock options and restricted shares will be recognized over the remaining vesting periods. As a result, the company will record a non-cash charge against pre-tax earnings of approximately $103.7 million ($67.4 million after taxes), of which $85.6 million ($55.6 million after taxes) was recognized in fiscal year 2004 ($8.1 million, or $5.3 million after taxes, was recognized in the second quarter of fiscal year 2004 and $71.3 million, or $46.3 million after taxes, was recognized in the first half of fiscal year 2004); $7.4 million ($4.8 million after taxes) was recognized in the first half of fiscal year 2005, with $3.6 million ($2.3 million after taxes) recognized in the second quarter and $7.3 million ($4.8 million after taxes) will be recognized during the remainder of fiscal year 2005; and $3.4 million ($2.2 million after taxes) will be recognized over the following two fiscal years in diminishing amounts. The non-cash charges reduce operating earnings, provision for income taxes, net earnings and basic and diluted net earnings per share. The balance sheet effects of the options remeasurement increased total stockholders’ equity by $30.0 million in fiscal year 2004 and $2.6 million in the first half of fiscal year 2005 and resulted in the recognition of deferred tax assets for the same amounts. Thereafter, the remaining non-cash charges will increase total stockholders’ equity and result in the recognition of additional deferred tax assets of $2.6 million during the remainder of fiscal year 2005 and $1.2 million over the following two fiscal years in diminishing amounts.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(3) STOCKHOLDERS’ EQUITY

On October 22, 2003, the Board of Directors authorized the company to purchase up to 2,052,450 shares of Class B common stock (redesignated as common stock in January, 2004). This authorization replaced the previous Class A share repurchase program. No shares have been purchased under the program as of March 31, 2005. On April 28, 2005, the Board of Directors increased the company’s share repurchase authorization to 5,000,000 shares of common stock.

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

During the six months ended March 31, 2005 and 2004, the company acquired $2.3 million and $40.1 million, respectively, of common stock surrendered by employees in connection with the exercises of stock options and the payment of withholding taxes as provided under the terms of certain incentive plans. Shares acquired under these plans are not subject to the company’s stock repurchase program.

(4) WEIGHTED AVERAGE SHARES OUTSTANDING

The following table provides information on basic and diluted weighted average shares outstanding (in thousands):

	Three Months Ended March 31		Six Months Ended March 31
	2005	2004	2005	2004
Basic weighted average shares outstanding	91,324	89,934	91,022	89,540
Effect of dilutive securities:
Assumed exercise of stock options	1,601	1,533	1,431	1,496
Assumed vesting of restricted stock	238	397	235	397

Diluted weighted average shares outstanding	93,163	91,864	92,688	91,433

Stock options for thirty thousand shares were excluded from the computation of diluted weighted average shares outstanding for the three months and six months ended March 31, 2005 since the options’ exercise prices were greater than the average market price and therefore were anti-dilutive. No stock options were anti-dilutive for the three or six months ended March 31, 2004.

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

Had compensation expense for stock option plans been determined based upon the fair value of stock options on the dates of grant and recognized over the vesting period consistent with SFAS No. 123, the company’s pro-forma net earnings and net earnings per share for the three and six months ended March 31, 2005 and 2004 would have been as follows (in thousands, except per share amounts):

	Three Months Ended March 31		Six Months Ended March 31
	2005	2004	2005	2004
Net earnings:
As reported	$49,078	40,585	98,496	42,326
Add: Stock-based compensation expense included in reported net income, net of related income tax effects	2,502	5,483	5,243	46,801
Less: Stock-based compensation expense determined under the fair-value based method, net of related income tax effects	(2,196)	(6,160)	(6,793)	(8,967)

Pro-forma	$49,384	39,908	96,946	80,160

Basic net earnings per share:
As reported	$.54	.45	1.08	.47
Pro-forma	$.54	.44	1.07	.90

Diluted net earnings per share:
As reported	$.53	.44	1.06	.46
Pro-forma	$.53	.43	1.05	.88

The $2.5 million and $5.5 million additions to reported net income for the three months ended March 31, 2005 and 2004, respectively, for stock-based compensation expense include the $2.3 million and $5.3 million, respectively, of after-tax non-cash charges related to the conversion to a single class of common stock for the same periods. The $5.2 million and $46.8 million additions to reported net income for the six months ended March 31, 2005 and 2004, respectively, for stock-based compensation expense include the $4.8 million and $46.3 million, respectively, of after-tax non-cash charges related to the conversion to a single class of common stock for the same periods. The $2.2 million and $6.2 million deductions for the three months ended March 31, 2005 and 2004, respectively, for stock-based compensation expense determined under the fair-value based method include $6,000 and $10,000, respectively, of pro-forma after-tax non-cash charges related to the conversion to a single class of common stock for the same periods. The $6.8 million and $9.0 million deductions for the six months ended March 31, 2005 and 2004, respectively, for stock-based compensation expense determined under the fair-value based method include $11,000 and $85,000, respectively, of pro-forma after-tax non-cash charges related to the conversion to a single class of common stock for the same periods. See note 2 for further discussion of the conversion.

In January, 2004, the company amended the retirement provisions of its stock option plans to change the definition of retirement and allow for the continuation of vesting after retirement. As a result of implementation guidance provided in SFAS No. 123(R), “Share-Based Payment”, the company has modified its pro-forma disclosures for prior periods.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) COMPREHENSIVE INCOME

Comprehensive income consists of net earnings and foreign currency translation adjustments as follows (in thousands):

	Three Months Ended March 31		Six Months Ended March 31
	2005	2004	2005	2004
Net earnings	$49,078	40,585	98,496	42,326
Other comprehensive income adjustments-foreign currency translation	(9,837)	(2,225)	15,317	15,811

Comprehensive income	$39,241	38,360	113,813	58,137

The net earnings and comprehensive income amounts for the three months ended March 31, 2005 and 2004 include $2.3 million and $5.3 million, respectively, of after-tax non-cash charges related to the conversion to a single class of common stock. The net earnings and comprehensive income amounts for the six months ended March 31, 2005 and 2004 include $4.8 million and $46.3 million, respectively, of after-tax non-cash charges related to the conversion to a single class of common stock. See note 2 for further discussion of the conversion.

(7) BUSINESS SEGMENT INFORMATION

In the fourth quarter of fiscal year 2004, the company changed the segment reporting for its Beauty Supply Distribution business by reporting its Sally Beauty Supply and Beauty Systems Group divisions as two separate segments. Sally Beauty Supply, a domestic and international chain of cash-and-carry outlets, offers professional beauty supplies to both salon professionals and retail customers. Beauty Systems Group, a full-service beauty supply distributor, offers professional brands directly to salons through its own sales force and professional-only stores in exclusive geographical territories in North America. Prior year information has been reclassified to conform to the new presentation.

Segment information for the three and six months ended March 31, 2005 and 2004 is as follows (in thousands):

	Three Months Ended March 31		Six Months Ended March 31
	2005	2004	2005	2004
Net sales:
Global Consumer Products	$330,194	298,121	633,929	575,708
Beauty Supply Distribution:
Sally Beauty Supply	336,118	323,837	673,909	637,026
Beauty Systems Group	224,409	204,584	437,428	382,751

Total	560,527	528,421	1,111,337	1,019,777
Eliminations	(6,646)	(7,221)	(13,657)	(11,413)

	$884,075	819,321	1,731,609	1,584,072

(continued)

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(7) BUSINESS SEGMENT INFORMATION (continued)

	Three Months Ended March 31		Six Months Ended March 31
	2005	2004	2005	2004
Earnings before provision for income taxes:
Global Consumer Products	$30,102	24,090	57,506	48,779
Beauty Supply Distribution:
Sally Beauty Supply	40,866	40,271	82,924	75,498
Beauty Systems Group	11,037	17,394	26,198	33,444

Total	51,903	57,665	109,122	108,492

Segment operating profit	82,005	81,755	166,628	157,721
Unallocated expenses, net	(674)	(5,388)	(3,745)	(10,126)
Non-cash charge related to conversion to one class of common stock (note 2)	(3,588)	(8,100)	(7,378)	(71,270)
Interest expense, net of interest income	(2,238)	(5,829)	(3,972)	(11,209)

	$75,505	62,438	151,533	65,116

The lease accounting adjustment discussed in Note 10 reduced earnings before provision for income taxes for the three and six months ended March 31, 2005 by $683,000 for Global Consumer Products, $1.2 million for Sally Beauty Supply and $564,000 for Beauty Systems Group.

(8) GOODWILL AND TRADE NAMES

The change in the carrying amount of goodwill by operating segment for the six months ended March 31, 2005 is as follows (in thousands):

	Global Consumer Products	Sally Beauty Supply	Beauty Systems Group	Total
Balance as of September 30, 2004	$163,002	9,275	295,532	467,809
Additions, net of purchase price adjustments	9,740	—	66,829	76,569
Foreign currency translation	1,168	16	1,336	2,520

Balance as of March 31, 2005	$173,910	9,291	363,697	546,898

The increase for Global Consumer Products was primarily due to $9.7 million of goodwill recorded in connection with the acquisition of Paramedical. The $66.8 million increase in Beauty Systems Group’s goodwill was primarily due to $76.2 million of goodwill recorded in connection with the acquisition of CosmoProf, partially offset by a decrease in goodwill resulting from purchase price adjustments, primarily related to West Coast Beauty Supply.

Indefinite-lived trade names by operating segment at March 31, 2005 and September 30, 2004 were as follows (in thousands):

	March 31, 2005	September 30, 2004
Global Consumer Products	$94,808	93,470
Sally Beauty Supply	613	613
Beauty Systems Group	10,300	3,900

	$105,721	97,983

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8) GOODWILL AND TRADE NAMES (continued)

The increase in Beauty Systems Group’s trade names was mainly attributable to the finalization of the purchase price allocation related to the acquisition of West Coast Beauty Supply. The company has not finalized the purchase price allocations for CosmoProf, which was acquired on December 31, 2004, or Paramedical, which was acquired on January 14, 2005, and, as a result, no value has been assigned to trade names.

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

The following table provides pro-forma results for the six months ended March 31, 2005 and 2004 as if West Coast Beauty Supply had been acquired on October 1, 2003 (pro-forma information for the three months ended March 31, 2005 and 2004 is not provided since West Coast Beauty Supply’s results of operation are included for the full period in each of these quarters). Anticipated cost savings and other effects of the planned integration of West Coast Beauty Supply are not included in the pro-forma results. The pro-forma amounts presented are not necessarily indicative of the results that would have occurred had the acquisition been completed as of October 1, 2003, nor are the pro-forma amounts necessarily indicative of future results.

(in thousands)	Six Months Ended March 31
	2005	2004
Pro-forma net sales	$1,731,609	1,614,488

Pro-forma net earnings	98,496	43,034

Pro-forma net earnings per share
Basic	$1.08	.48
Diluted	$1.06	.47

The pro-forma amounts for the six months ended March 31, 2005 and 2004 include the non-cash charge related to the conversion to a single class of common stock. The non-cash charge reduced net earnings by $4.8 million and $46.3 million in the first half of fiscal years 2005 and 2004, respectively. Basic and diluted net earnings per share were lowered by five cents for the first half of fiscal year 2005 and by 52 cents and 51 cents, respectively, for the first half of fiscal year 2004 as a result of the non-cash charge.

On December 31, 2004, the company acquired CosmoProf, a full-service distributor of professional beauty products, in order to expand the geographic area served by Beauty Systems Group. The total estimated purchase price is $92.6 million, with $84.8 million of this amount paid at closing. The remaining $7.8 million of purchase price was withheld and, subject to adjustment, will be paid upon finalization of the closing balance sheet. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of CosmoProf are included in the consolidated financial statements starting January 1, 2005. CosmoProf is included in the company’s Beauty Systems Group segment. Pro-forma information for CosmoProf is not provided as it is not material to the company’s results of operations.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(10) LEASE ACCOUNTING ADJUSTMENT

In February, 2005, the Securities and Exchange Commission (SEC) issued a letter expressing its interpretations of certain lease accounting issues relating to the amortization of leasehold improvements, the recognition of rent expense when leases have rent holidays and allowances received by tenants for leasehold improvements. As a result of a review of its historical lease accounting practices, the company found some deviations to these interpretations and recorded a pre-tax, non-cash charge in the second quarter of fiscal year 2005 of $2.45 million ($1.6 million after taxes) which reduced basic and diluted earnings per share by 2 cents. In addition, net fixed assets were increased by $2.0 million and other liabilities were increased by $4.5 million.

(11) AUCTION RATE SECURITIES

The company regularly invests in auction rate securities (ARS) which typically are bonds with 20-30 year maturities that have interest rates which reset at short intervals through an auction process. The company has consistently classified these investments as cash equivalents. As a result of recently released interpretations on the balance sheet classification of ARS, the company has changed its previous practice and has classified $27.8 million and $102.9 million of ARS as available for sale short-term investments as of March 31, 2005 and September 30, 2004, respectively.

(12) NEW ACCOUNTING PRONOUNCEMENTS

In December, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes

APB No. 25. The Statement requires that the cost resulting from all share-based compensation arrangements, such as the company’s stock option and restricted stock plans, be recognized in the financial statements based on their fair value. The provisions of

SFAS No.123(R), as amended by the SEC on April 15, 2005, are required to be applied beginning with the first interim reporting period of the first fiscal year beginning on or after June 15, 2005. Accordingly, the company will adopt the provisions of SFAS No. 123(R) at the beginning of fiscal year 2006. SFAS No. 123(R) requires companies to adopt its provisions prospectively by recognizing compensation expense for the unvested portion of previously granted awards and all new awards granted after the adoption date over the respective vesting periods. SFAS No. 123(R) also allows companies the alternative to restate previously issued financial statements for all years beginning after December 15, 1994.

The adoption of SFAS No. 123(R) will not affect the company’s net cash flows, but it will reduce net earnings and basic and diluted net earnings per share. While the company currently discloses the pro-forma net earnings effects of its stock-based awards (see note 5), it is in the process of evaluating the alternative methods of adoption and the effects that the implementation guidance and revisions included in SFAS No. 123(R) will have on its consolidated financial statements.

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

The company accounts for stock compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under these rules, the conversion to one class of common stock requires the company to recognize a non-cash charge from the remeasurement of the intrinsic value of all Class A stock options outstanding on the conversion date (herein referred to as non-cash charge). A portion of this non-cash charge was recognized on the conversion date for vested stock options and the remaining non-cash charges related to unvested stock options and restricted shares will be recognized over the remaining vesting periods. As a result, the company will record a non-cash charge against pre-tax earnings of approximately $103.7 million ($67.4 million after taxes), of which $85.6 million ($55.6 million after taxes) was recognized in fiscal year 2004 ($8.1 million, or $5.3 million after taxes, was recognized in the second quarter of fiscal year 2004 and $71.3 million, or $46.3 million after taxes, was recognized in the first half of fiscal year 2004); $7.4 million ($4.8 million after taxes) was recognized in the first half of fiscal year 2005, with $3.6 million ($2.3 million after taxes) recognized in the second quarter and $7.3 million ($4.8 million after taxes) will be recognized during the remainder of fiscal year 2005; and $3.4 million ($2.2 million after taxes) will be recognized over the following two fiscal years in diminishing amounts. The non-cash charges reduce operating earnings, provision for income taxes, net earnings and basic and diluted net earnings per share. The balance sheet effects of the options remeasurement increased total stockholders’ equity by $30.0 million in fiscal year 2004 and $2.6 million in the first half of fiscal year 2005 and resulted in the recognition of deferred tax assets for the same amounts. Thereafter, the remaining non-cash charges will increase total stockholders’ equity and result in the recognition of additional deferred tax assets of $2.6 million during the remainder of fiscal year 2005 and $1.2 million over the following two fiscal years in diminishing amounts.

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

In June, 2004, the company sold its Indola European professional hair care business. As a result of the sale, the company recorded a $10.1 million gain ($5.7 million after taxes) or 6 cents basic and diluted net earnings per share in the third quarter of fiscal 2004. In September, 2004, the company completed the liquidation of two foreign legal entities related to the divested Indola business and, as a result, recognized a tax benefit of $4.4 million or 5 cents basic and diluted net earnings per share in the fourth quarter of fiscal year 2004.

In September, 2004, the company redeemed its $200 million of 8.25% senior notes due November 1, 2005 under the redemption provisions of the notes. In connection with the buyback, the company recorded a pre-tax charge in the fourth quarter of fiscal year 2004 of $12.6 million ($8.2 million after taxes) or 9 cents basic and diluted net earnings per share consisting primarily of a make-whole premium. As part of the redemption, the company also paid $6.1 million of interest accrued through the redemption date.

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

In February, 2005, the Securities and Exchange Commission (SEC) issued a letter expressing its interpretations of certain lease accounting issues relating to the amortization of leasehold improvements, the recognition of rent expense when leases have rent holidays and allowances received by tenants for leasehold improvements. As a result of a review of its historical lease accounting practices, the company found some deviations to these interpretations and recorded a pre-tax, non-cash charge in the second quarter of fiscal year 2005 of $2.45 million ($1.6 million after taxes) which reduced basic and diluted earnings per share by 2 cents. In addition, net fixed assets were increased by $2.0 million and other liabilities were increased by $4.5 million.

The company regularly invests in auction rate securities (ARS) which typically are bonds with 20-30 year maturities that have interest rates which reset at short intervals through an auction process. The company has consistently classified these investments as cash equivalents. As a result of recently released interpretations on the balance sheet classification of ARS, the company has changed its previous practice and has classified $27.8 million and $102.9 million of ARS as available for sale short-term investments as of March 31, 2005 and September 30, 2004, respectively.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

RESULTS OF OPERATIONS

Second Fiscal Quarter and Six Months Ended March 31, 2005 versus Second Fiscal Quarter and Six Months Ended March 31, 2004

The company achieved record second quarter net sales of $884.1 million in fiscal year 2005, up $64.8 million or 7.9% over the comparable period of the prior year. For the six-month period ended March 31, 2005, net sales reached a new high of $1.73 billion, representing a 9.3% increase compared to last year’s six-month period. The effect of foreign exchange rates increased sales by 1.2% in the second quarter and 1.6% in the first half of fiscal year 2005. Organic sales, which exclude the effects of foreign exchange rates, acquisitions and a divestiture grew 5.4% during the quarter and the first half of fiscal year 2005. See the “Reconciliation of Non-GAAP Financial Measures” section of MD&A for a reconciliation of organic sales, a non-GAAP financial measure, to the most directly comparable financial measure under GAAP in the United States.

Net earnings were $49.1 million for the three months ended March 31, 2005 versus $40.6 million in the prior year. Net earnings for the second quarter of fiscal years 2005 and 2004 were reduced by $2.3 million and $5.3 million, net of income taxes, respectively, as a result of the non-cash charge discussed in the “Overview” section of the MD&A. Basic earnings per share were 54 cents in the second quarter of fiscal year 2005 versus 45 cents in the same period of fiscal year 2004. Diluted earnings per share for the current quarter increased to 53 cents from 44 cents in the same period of the prior year. In the second quarter of fiscal year 2005, the non-cash charge decreased basic and diluted earnings per share by two cents. In the second quarter of fiscal year 2004, the non-cash charge reduced basic and diluted earnings per share by six cents.

Excluding the non-cash charge, net earnings were $51.4 million for the three months ended March 31, 2005 or 12.1% higher than the prior year period’s net earnings of $45.9 million. Basic earnings per share excluding the non-cash charge were 56 cents in the second quarter of fiscal year 2005, which was five cents or 9.8% higher than the same period of fiscal year 2004. Diluted earnings per share excluding the non-cash charge for the current quarter increased 10.0% to 55 cents from 50 cents in the same period of the prior year.

Net earnings for the six months ended March 31, 2005 were $98.5 million versus $42.3 million in the prior year. Net earnings were lowered by $4.8 million and $46.3 million in the first half of fiscal years 2005 and 2004, respectively, as a result of the non-cash charge, net of income taxes, discussed in the “Overview” section of the MD&A. As a result basic earnings per share were $1.08 in the first half versus 47 cents last year and diluted earnings per share were $1.06 in fiscal year 2005 compared to 46 cents in the prior year. The non-cash charge reduced basic and diluted earnings per share by 5 cents in the first half of fiscal year 2005 and 52 cents and 51 cents, respectively, for the first half of fiscal year 2004.

Net earnings excluding the non-cash charge were $103.3 million for the six months ended March 31, 2005 or 16.5% higher than the prior year’s first half net earnings of $88.7 million. Basic earnings per share excluding the non-cash charge were $1.13 in the first half of fiscal year 2005, which was 14 cents or 14.1% higher than the same period of fiscal year 2004. Diluted earnings per share excluding the non-cash charge for the first half of fiscal 2005 increased 14.4% to $1.11 from 97 cents in the same period of the prior year.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

RESULTS OF OPERATIONS (continued)

Compared to the same periods of the prior year, sales of Global Consumer Products increased 10.8% and 10.1% in the second quarter and first six months of fiscal year 2005, respectively. The second quarter and first half increases benefited from the effect of foreign exchange rates, which increased sales by 2.4% and 3.1% in the second quarter and first half of fiscal year 2005, respectively. The remaining second quarter and first half increases were primarily due to higher sales of TRESemmé shampoos, conditioners and styling products (10.4% for the second quarter and 8.4% for the first half), principally due to the initial launch of TRESemmé in the U.K. during the third quarter of fiscal year 2004 and continued growth in the U.S. In addition, Global Consumer Products had higher sales for the Alberto VO5 line of hair care products (2.7% for the second quarter and 1.7% for the first half), including the launch of the Red styling line in the U.S. in the second quarter, and St. Ives skin care products (1.4% for the second quarter and 1.0% for the first half), primarily due to the launch of Apricot Radiance Cleansers in the U.S. These increases were partially offset by the loss of sales resulting from the divestiture of the Indola European professional hair care business in June, 2004 (5.7% for the second quarter and 4.8% for the first half).

Sales of the Beauty Supply Distribution business, composed of Sally Beauty Supply and BSG, were $560.5 million in the second quarter and $1.1 billion for the first six months of fiscal year 2005, representing an increase of 6.1% for the second quarter and 9.0% for the six-month period versus the prior year.

Sales of Sally Beauty Supply increased to $336.1 million in the second quarter and $673.9 million for the first six months of fiscal year 2005, compared to $323.8 million and $637.0 million for the prior year periods. The sales increases of 3.8% for the second quarter and 5.8% for the first half of fiscal year 2005 were primarily attributable to the opening of new stores, including 65 net new stores during the last twelve months (1.9% for the second quarter and 2.3% for the first half), the effect of foreign exchange rates (0.3% for the second quarter and 0.6% for the first half) and the growth of its existing business which primarily represents same store sales.

Sales of BSG were $224.4 million in the second quarter and $437.4 million for the first half of fiscal year 2005 compared to $204.6 million for the second quarter and $382.7 million for the first half of the prior year. The sales increase of 9.7% for the second quarter of fiscal year 2005 was attributable to acquisitions (12.6%), the opening of 39 net new stores during the last twelve months (1.2%) and the impact of foreign exchange rates (0.8%). These increases were partially offset by a decrease in sales for existing store business and lower sales from its professional distributor sales consultants principally resulting from certain suppliers’ decisions to begin selling their products directly to salons. The sales increase of 14.3% for the first half of fiscal year 2005 was attributable to acquisitions (15.1%), the opening of 39 net new stores during the last twelve months (1.2%), the impact of foreign exchange rates (0.9%) and the growth of existing store business, partially offset by lower sales from professional distributor sales consultants principally resulting from certain suppliers’ decisions to begin selling their products directly to salons.

Cost of products sold as a percentage of net sales was 49.6% for the second quarter and for the first six months of fiscal year 2005 compared to 49.0% for the second quarter and 49.5% for the first half of the prior year. The higher cost of products sold percentage in the second quarter of fiscal year 2005 was primarily attributable to the divestiture of the Indola business, increased trade spending (which reduced net sales), and higher material costs, partially offset by improved vendor pricing and lower store inventory shrinkage for the Beauty Supply Distribution business.

Compared to the prior year, advertising, marketing, selling and administrative expenses in fiscal year 2005 increased $23.4 million or 6.9% for the second quarter and $57.1 million or 8.8% for the first six months. The increases primarily resulted from the higher selling and administrative costs associated with the growth of the Sally Beauty Supply and BSG businesses, including the acquisition of CosmoProf in December, 2004 and West Coast Beauty Supply in December, 2003, and higher expenditures for advertising and marketing. In addition, a portion of the increase relates to the $2.45 million lease accounting adjustment (discussed in the “Overview” section of the MD&A) that was recorded in the second quarter of fiscal year 2005.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

RESULTS OF OPERATIONS (continued)

Advertising and marketing expenditures were $70.6 million in the second quarter, an increase of 10.3% from $64.0 million in the prior year, and $136.7 million for the first half of fiscal year 2005, which was 12.3% higher than the $121.8 million for the first half of fiscal year 2004. These increases were primarily due to higher advertising expenditures, which rose 17.6% in the second quarter and 17.0% in the first half, principally due to an increase for Global Consumer Products in the U.K. (15.0% for the second quarter and 11.0% for the first half), primarily related to television advertising for TRESemmé hair care products, and the effect of foreign exchange rates (1.7% for the second quarter and 2.2% for the first half).

Interest expense, net of interest income, was $2.2 million in the second quarter and $4.0 million for the first half of fiscal year 2005 compared to $5.8 million for the second quarter and $11.2 million for the first half of fiscal year 2004. Interest expense was $2.8 million in the second quarter and $5.4 million for the first half of fiscal year 2005 versus $6.7 million for the second quarter and $13.2 million for the first half of fiscal year 2004. The decrease for the second quarter and first half of fiscal year 2005 was primarily due to lower interest expense as a result of the redemption of the $200 million, 8.25% senior notes in September, 2004. Interest income was $543,000 in the second quarter of fiscal year 2005 and $1.4 million for the first six months of fiscal year 2005 compared to $854,000 for the second quarter and $2.0 million for the first half of the prior year. The decreases in interest income were primarily due to lower cash balances in the current year.

The provision for income taxes as a percentage of earnings before income taxes was 35.0% for the second quarter and first half of fiscal years 2005 and 2004.

FINANCIAL CONDITION

March 31, 2005 versus September 30, 2004

Working capital at March 31, 2005 was $608.1 million, an increase of $22.1 million from $586.0 million at September 30, 2004. The resulting ratio of current assets to current liabilities was 2.18 to 1.00 at March 31, 2005 compared to 2.10 to 1.00 at September 30, 2004. The increase in working capital was primarily due to working capital generated from operations and working capital resulting from acquisitions, partially offset by cash outlays for the purchases of CosmoProf in December, 2004 and Paramedical in January, 2005, capital expenditures and cash dividends.

Cash, cash equivalents and short-term investments decreased $95.7 million to $106.2 million during the first six months of fiscal year 2005 primarily due to the acquisitions of CosmoProf and Paramedical, capital expenditures and cash dividends. These outflows were partially offset by cash flows provided by operating activities and cash received from exercises of employee stock options.

Accounts receivable increased $28.9 million during the first half of fiscal year 2005 to $278.9 million. Trade receivables grew $19.6 million in the first half primarily due to higher sales of Global Consumer Products in the U.K. mainly due to the launch of TRESemmé and in North America due to higher sales and the timing of customer payments. Other receivables increased $9.2 million during the first six months of fiscal year 2005 principally due to the timing of collections from vendors under various volume purchase and advertising programs for Beauty Supply Distribution.

Inventories increased $69.9 million during the first six months of fiscal year 2005 to $696.8 million. Sally Beauty Supply and BSG inventories increased $38.1 million primarily due to the acquisition of CosmoProf, strategic inventory purchases related to favorable pricing from vendors, inventories related to new stores and the effect of foreign exchange rates. Inventories for Global Consumer Products were $30.2 million higher principally due to increased finished goods and raw material inventories to support product launches and scheduled third quarter 2005 promotions and the effects of foreign exchange rates.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

FINANCIAL CONDITION (continued)

Net property, plant and equipment increased $33.6 million during the first six months of fiscal year 2005 to $327.5 million at March 31, 2005. The increases resulted primarily from expenditures for additional Sally Beauty Supply and BSG stores, office facilities and warehouse expansions, the acquisition of CosmoProf and Paramedical, the effect of foreign exchange rates and additional leasehold improvements resulting from the lease accounting adjustment discussed in the “Overview” section of the MD&A, partially offset by depreciation during the six-month period.

Goodwill increased $79.1 million during the first six months of fiscal year 2005 to $546.9 million mainly due to the acquisitions of CosmoProf in December, 2004 and Paramedical in January, 2005.

During the first six months of fiscal year 2005, trade names increased $7.7 million to $105.7 million primarily due to the finalization of the purchase price allocation related to the acquisition of West Coast Beauty Supply.

Accrued expenses decreased $14.2 million during the first six months of fiscal year 2005 to $237.8 million mainly due to lower current year accruals for various incentive plans and the payment of incentives earned in the prior year. These decreases were partially offset by accruals related to the acquisition of CosmoProf, advertising and promotion in the U.K. and higher insurance related accruals.

Deferred income taxes and accrued income taxes of $41.7 million decreased $3.0 million during the first six months of fiscal year 2005 primarily due to the timing of tax payments.

Long-term debt increased $3.4 million in the first six months of fiscal year 2005 to $124.7 million due to the assumption of long-term debt as a result of the Paramedical acquisition in January, 2005.

Other liabilities increased $6.0 million during the first half of fiscal year 2005 mainly due to deferred rent recorded as part of the lease accounting adjustment discussed in the “Overview” section of the MD&A.

“Accumulated other comprehensive income (loss) – foreign currency translation” decreased $15.3 million during the first six months of fiscal year 2005. The improvement was primarily due to the weakening of the U.S. dollar versus certain foreign currencies, primarily the Swedish krona, Euro, British pound, Canadian dollar and Australian dollar.

LIQUIDITY AND CAPITAL RESOURCES

On October 22, 2003, the Board of Directors authorized the company to purchase up to 2,052,450 shares of Class B common stock (redesignated as common stock in January, 2004). No shares have been purchased under the program as of March 31, 2005. On April 28, 2005, the Board of Directors increased the company’s share repurchase authorization to 5,000,000 shares of common stock. Purchases may be made by the company through the open market and/or private transactions depending on various factors including market conditions, share price and other alternative uses of cash such as acquisitions.

CRITICAL ACCOUNTING POLICIES

The company’s significant accounting policies are described in note 1 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2004. A discussion of critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004. There were no significant changes in the company’s critical accounting policies during the six months ended March 31, 2005.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

Reconciliations of non-GAAP financial measures to their most directly comparable financial measures under GAAP in the United States for the three and six months ended March 31, 2005 and 2004 are as follows (in thousands, except per share data):

	Three Months Ended March 31		Six Months Ended March 31
	2005	2004	2005	2004
Net earnings, as reported	$49,078	40,585	98,496	42,326
Non-cash charge related to conversion to one class of common stock, net of income taxes	2,332	5,265	4,796	46,325

Net earnings excluding non-cash charge	$51,410	45,850	103,292	88,651

Basic net earnings per share, as reported	$.54	.45	1.08	.47
Non-cash charge related to conversion to one class of common stock, net of income taxes	.02	.06	.05	.52

Basic net earnings per share excluding non-cash charge	$.56	.51	1.13	.99

Diluted net earnings per share, as reported	$.53	.44	1.06	.46
Non-cash charge related to conversion to one class of common stock, net of income taxes	.02	.06	.05	.51

Diluted net earnings per share excluding non-cash charge	$.55	.50	1.11	.97

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (continued)

A reconciliation of “organic sales growth” to its most directly comparable financial measure under GAAP in the United States for the three and six months ended March 31, 2005 is as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2005	2004	2005	2004
Net sales growth, as reported	7.9%	15.9%	9.3%	12.8%
Effect of foreign exchange	(1.2)	(3.3)	(1.6)	(3.3)
Effect of acquisitions	(3.2)	(6.7)	(3.8)	(4.4)
Effect of divestiture	1.9	—	1.5	—

Organic sales growth	5.4%	5.9%	5.4%	5.1%

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

NEW ACCOUNTING PRONOUNCEMENTS

In December, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes

APB No. 25. The Statement requires that the cost resulting from all share-based compensation arrangements, such as the company’s stock option and restricted stock plans, be recognized in the financial statements based on their fair value. The provisions of

SFAS No. 123(R), as amended by the SEC on April 15, 2005, are required to be applied beginning with the first interim reporting period of the first fiscal year beginning on or after June 15, 2005. Accordingly, the company will adopt the provisions of

SFAS No. 123(R) at the beginning of fiscal year 2006. SFAS No. 123(R) requires companies to adopt its provisions prospectively by recognizing compensation expense for the unvested portion of previously granted awards and all new awards granted after the adoption date over the respective vesting periods. SFAS No. 123(R) also allows companies the alternative to restate previously issued financial statements for all years beginning after December 15, 1994.

The adoption of SFAS No. 123(R) will not affect the company’s net cash flows, but it will reduce net earnings and basic and diluted net earnings per share. While the company currently discloses the pro-forma net earnings effects of its stock-based awards (see note 5), it is in the process of evaluating the alternative methods of adoption and the effects that the implementation guidance and revisions included in SFAS No. 123(R) will have on its consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the company’s market risk during the six months ended March 31, 2005.

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

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

PART II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2005, the company acquired 4,741 shares of common stock that were either surrendered by employees in connection with the exercise of stock options, surrendered by employees in connection with the payment of withholding taxes related to the vesting of restricted stock and the exercise of stock options or purchased as directed by participants in the Deferred Compensation Plan For Non-Employee Directors. These shares are not subject to the company’s stock repurchase program.

The following table summarizes information with respect to the above referenced purchases made by or on behalf of the company of shares of its common stock.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2005	1,431	$51.953	—	2,052,450
February 1 – February 28, 2005	867	$53.225	—	2,052,450
March 1 – March 31, 2005	2,443	$50.883	—	2,052,450

Total	4,741		—

On October 22, 2003, the Board of Directors authorized the company to purchase up to 2,052,450 shares of Class B common stock (redesignated as common stock in January, 2004). This authorization replaced the previous Class A share repurchase program. No shares have been purchased under the program as of March 31, 2005. On April 28, 2005, the Board of Directors increased the company’s share repurchase authorization to 5,000,000 shares of common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders on January 27, 2005, Howard B. Bernick, King Harris and Sam J. Susser were elected as directors of the company with terms expiring at the annual meeting of stockholders in 2008. Mr. Bernick received a common stockholder vote of 81,132,785 shares “for” and 1,683,322 shares “withheld.” Mr. Harris received a common stockholder vote of 80,942,385 shares “for” and 1,873,722 shares “withheld.” Mr. Susser received a common stockholder vote of 77,852,948 shares “for” and 4,963,159 shares “withheld.”

Carol L. Bernick, Jim Edgar, Leonard H. Lavin and Robert H. Rock continue as directors with terms expiring at the annual meeting of stockholders in 2006. A.G. Atwater, Jr., James G. Brocksmith, Jr., John A. Miller and William W. Wirtz continue as directors with terms expiring at the annual meeting of shareholders in 2007. Bernice E. Lavin and Allan B. Muchin retired as directors at the annual meeting of stockholders on January 27, 2005.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

ITEM 6. EXHIBITS

(a)	Exhibits:

10		Summary of salaries for named executive officers*.

31	(a)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31	(b)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32	(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is a management contract or compensatory plan or arrangement of the registrant.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBERTO-CULVER COMPANY
(Registrant)

By:	/s/ William J. Cernugel
William J. Cernugel Senior Vice President and Chief Financial Officer (Principal Financial Officer)

May 6, 2005