Form 10-Q
period 2005-06-30
ALBERTO CULVER CO
filed 2005-08-05
CIK 3327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:

June 30, 2005

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

At June 30, 2005, the company had 91,950,375 shares of common stock outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

Three Months Ended June 30, 2005 and 2004

(in thousands, except per share data)

	(Unaudited)
	2005	2004
Net sales	$898,879	823,224
Cost of products sold	449,331	404,267

Gross profit	449,548	418,957
Advertising, marketing, selling and administrative expenses	361,655	335,343
Non-cash charge related to conversion to one class of common stock (note 2)	3,680	7,769
Gain on sale of business (note 3)	—	(10,147)

Operating earnings	84,213	85,992
Interest expense, net of interest income of $626 in 2005 and $991 in 2004	2,002	5,507

Earnings before provision for income taxes	82,211	80,485
Provision for income taxes	28,774	29,021

Net earnings	$53,437	51,464

Net earnings per share:
Basic	$.58	.57

Diluted	$.57	.56

Weighted average shares outstanding:
Basic	91,647	90,218

Diluted	93,028	92,312

Cash dividends paid per share	$.115	.10

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

Nine Months Ended June 30, 2005 and 2004

(in thousands, except per share data)

	(Unaudited)
	2005	2004
Net sales	$2,630,488	2,407,296

Cost of products sold	1,308,996	1,188,795

Gross profit	1,321,492	1,218,501

Advertising, marketing, selling and administrative expenses	1,070,716	987,292

Non-cash charge related to conversion to one class of common stock (note 2)	11,058	79,039

Gain on sale of business (note 3)	—	(10,147)

Operating earnings	239,718	162,317

Interest expense, net of interest income of $2,029 in 2005 and $3,011 in 2004	5,974	16,716

Earnings before provision for income taxes	233,744	145,601

Provision for income taxes	81,811	51,811

Net earnings	$151,933	93,790

Net earnings per share:
Basic	$1.66	1.04

Diluted	$1.63	1.02

Weighted average shares outstanding:
Basic	91,234	89,770

Diluted	92,788	91,662

Cash dividends paid per share	$.33	.27

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2005 and September 30, 2004

(dollars in thousands, except share data)

	(Unaudited) June 30, 2005	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$71,599	99,035
Short-term investments	31,730	102,854
Receivables, less allowance for doubtful accounts ($7,386 at 6/30/05 and $12,860 at 9/30/04)	273,156	250,008
Inventories:
Raw materials	52,187	47,615
Work-in-process	8,275	6,970
Finished goods	651,008	572,249

Total inventories	711,470	626,834
Other current assets	41,253	39,702

Total current assets	1,129,208	1,118,433

Property, plant and equipment at cost, less accumulated depreciation ($371,788 at 6/30/05 and $337,890 at 9/30/04)	331,188	293,901
Goodwill	580,060	467,809
Trade names	102,620	97,983
Other assets	84,996	80,654

Total assets	$2,228,072	2,058,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$1,059	545
Accounts payable	258,863	258,983
Accrued expenses	238,108	251,992
Income taxes	18,443	20,914

Total current liabilities	516,473	532,434

Long-term debt	134,183	121,246
Deferred income taxes	28,482	23,759
Other liabilities	72,753	67,635

Stockholders’ equity:
Common stock, par value $.22 per share, authorized 300,000,000 shares; issued 98,470,287 at 6/30/05 and 9/30/04 (notes 2 and 4)	21,663	21,663
Additional paid-in capital	343,125	324,674
Retained earnings	1,258,890	1,137,161
Unearned compensation	(3,741)	(3,835)
Accumulated other comprehensive loss – foreign currency translation	(17,536)	(18,136)

	1,602,401	1,461,527
Less treasury stock at cost (6,519,912 shares at 6/30/05 and 7,706,052 at 9/30/04) (notes 2 and 4)	(126,220)	(147,821)

Total stockholders’ equity	1,476,181	1,313,706

Total liabilities and stockholders’ equity	$2,228,072	2,058,780

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine Months Ended June 30, 2005 and 2004

(in thousands)

	(Unaudited)
	2005	2004
Cash Flows from Operating Activities:

Net earnings	$151,933	93,790
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	39,115	35,251
Amortization of other assets and unearned compensation	4,919	2,299
Non-cash charge related to conversion to one class of common stock, net of deferred tax benefit of $3,870 in 2005 and $27,664 in 2004 (note 2)	7,188	51,375
Gain on sale of business, net of taxes (note 3)	—	(5,745)
Cash effects of changes in (excluding acquisitions):
Receivables, net	(16,402)	(5,456)
Inventories, net	(58,517)	(55,037)
Other current assets	(1,264)	(3,144)
Accounts payable and accrued expenses	(20,250)	28,811
Income taxes	723	15,393
Other assets	(2,391)	(4,822)
Other liabilities	14,870	9,491

Net cash provided by operating activities	119,924	162,206

Cash Flows from Investing Activities:

Proceeds from sales of short-term investments, net of purchases of $158,656 in 2005 and $726,276 in 2004	71,124	29,024
Capital expenditures	(65,945)	(53,668)
Payments for purchased businesses, net of acquired companies’ cash	(156,337)	(157,420)
Proceeds from sale of business	—	33,730
Other, net	1,208	5,612

Net cash used by investing activities	(149,950)	(142,722)

Cash Flows from Financing Activities:

Short-term borrowings, net	476	395
Proceeds from issuance of long-term debt	40,250	275
Repayments of long-term debt	(30,542)	(214)
Cash dividends paid	(30,204)	(24,420)
Proceeds from exercise of stock options	25,316	24,333
Stock purchased for treasury	(1,668)	(13,874)

Net cash provided (used) by financing activities	3,628	(13,505)

Effect of foreign exchange rate changes on cash	(1,038)	2,400

Net increase (decrease) in cash and cash equivalents	(27,436)	8,379
Cash and cash equivalents at beginning of period	99,035	127,023

Cash and cash equivalents at end of period	$71,599	135,402

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Alberto-Culver Company and its consolidated subsidiaries (the company) operate two businesses: Global Consumer Products and Beauty Supply Distribution. The Global Consumer Products business consists of two divisions: (1) Alberto-Culver Consumer Products Worldwide, which develops, manufactures, distributes and markets branded beauty care products as well as branded food and household products in the United States and more than 120 other countries, and (2) Cederroth International, which manufactures, markets and distributes beauty and health care products throughout Scandinavia and in Europe. For reporting purposes, these two divisions are included in the Global Consumer Products segment. The company’s Beauty Supply Distribution business includes two segments: (1) Sally Beauty Supply, a domestic and international chain of cash-and-carry stores offering professional beauty supplies to both salon professionals and retail consumers, and (2) Beauty Systems Group (BSG), a full-service beauty supply distributor offering professional brands directly to salons through its own sales force and professional-only stores in exclusive geographical territories in North America.

The consolidated financial statements of the company contained in this report have not been audited by the company’s independent registered public accounting firm, except for balance sheet information presented at September 30, 2004. However, in the opinion of the company, the consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the data contained therein. The results of operations for the periods presented are not necessarily indicative of results for a full year. Certain amounts for the prior year have been reclassified to conform to the current year’s presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements. Actual results may differ from those estimates. Management believes these estimates and assumptions are reasonable.

These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the fiscal year ended September 30, 2004.

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

The company accounts for stock compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under these rules, the conversion to one class of common stock requires the company to recognize a non-cash charge from the remeasurement of the intrinsic value of all Class A stock options outstanding on the conversion date (herein referred to as non-cash charge). A portion of this non-cash charge was recognized on the conversion date for vested stock options and the remaining non-cash charges related to unvested stock options and restricted shares will be recognized over the remaining vesting periods. As a result, the company will record a non-cash charge against pre-tax earnings of approximately $103.7 million ($67.4 million after taxes), of which $85.6 million ($55.6 million after taxes) was recognized in fiscal year 2004 ($7.8 million, or $5.1 million after taxes, was recognized in the third quarter of fiscal year 2004 and $79.0 million, or $51.4 million after taxes, was recognized in the first nine months of fiscal year 2004); $3.7 million ($2.4 million after taxes) was recognized in the third quarter of fiscal year 2005, with $11.1 million ($7.2 million after taxes) recognized in the first nine months of fiscal year 2005; $3.7 million ($2.4 million after taxes) will be recognized during the fourth quarter of fiscal year 2005; and $3.4 million ($2.2 million

(continued)

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(2) CONVERSION TO ONE CLASS OF COMMON STOCK (continued)

after taxes) will be recognized over the following two fiscal years in diminishing amounts. The non-cash charges reduce operating earnings, provision for income taxes, net earnings and basic and diluted net earnings per share. The balance sheet effects of the options remeasurement increased total stockholders’ equity by $30.0 million in fiscal year 2004 and $3.9 million in the first nine months of fiscal year 2005, with $1.3 million of that amount in the third quarter, and resulted in the recognition of deferred tax assets for the same amounts. Thereafter, the remaining non-cash charges will increase total stockholders’ equity and result in the recognition of additional deferred tax assets of $1.3 million during the fourth quarter of fiscal year 2005 and $1.2 million over the following two fiscal years in diminishing amounts.

(3) SALE OF BUSINESS

In June, 2004, the company sold its Indola European professional hair care business. As a result of the sale, the company recorded a $10.1 million gain ($5.7 million after taxes) in the third quarter of fiscal 2004 which increased basic and diluted net earnings per share by six cents.

(4) STOCKHOLDERS’ EQUITY

On April 28, 2005, the Board of Directors authorized the company to purchase up to 5,000,000 shares of common stock. This authorization increased the previous share repurchase program that had 2,052,450 remaining authorized shares. No shares have been purchased under the program as of June 30, 2005.

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

During the nine months ended June 30, 2005 and 2004, the company acquired $2.3 million and $40.1 million, respectively, of common stock surrendered by employees in connection with the exercises of stock options and the payment of withholding taxes as provided under the terms of certain incentive plans. Shares acquired under these plans are not subject to the company’s stock repurchase program.

(5) WEIGHTED AVERAGE SHARES OUTSTANDING

The following table provides information on basic and diluted weighted average shares outstanding (in thousands):

	Three Months Ended June 30		Nine Months Ended June 30
	2005	2004	2005	2004
Basic weighted average shares outstanding	91,647	90,218	91,234	89,770
Effect of dilutive securities:
Assumed exercise of stock options	1,150	1,703	1,320	1,501
Assumed vesting of restricted stock	231	391	234	391

Diluted weighted average shares outstanding	93,028	92,312	92,788	91,662

Stock options for 38,000 shares were excluded from the computation of diluted weighted average shares outstanding for the three months and nine months ended June 30, 2005 since the options’ exercise prices were greater than the average market price and therefore the options were anti-dilutive. No stock options were anti-dilutive for the three or nine months ended June 30, 2004.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(6) ACCOUNTING FOR STOCK-BASED COMPENSATION

The Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” requires either the adoption of a fair value based method of accounting for stock-based compensation or the continuance of the intrinsic value method with pro-forma disclosures as if the fair value method was adopted. The company has elected to continue measuring compensation expense for its stock-based plans using the intrinsic value method prescribed by APB No. 25.

Had compensation expense for stock option plans been determined based upon the fair value of stock options on the dates of grant and recognized over the vesting period consistent with SFAS No. 123, the company’s pro-forma net earnings and net earnings per share for the three and nine months ended June 30, 2005 and 2004 would have been as follows (in thousands, except per share amounts):

	Three Months Ended June 30		Nine Months Ended June 30
	2005	2004	2005	2004
Net earnings:
As reported	$53,437	51,464	151,933	93,790
Add: Stock-based compensation expense included in reported net income, net of related income tax effects	2,603	5,292	7,845	52,094
Less: Stock-based compensation expense determined under the fair-value based method, net of related income tax effects	(2,023)	(1,759)	(8,364)	(10,227)

Pro-forma	$54,017	54,997	151,414	135,657

Basic net earnings per share:
As reported	$.58	.57	1.66	1.04
Pro-forma	$.59	.61	1.66	1.51

Diluted net earnings per share:
As reported	$.57	.56	1.63	1.02
Pro-forma	$.58	.60	1.63	1.48

The $2.6 million and $5.3 million additions to reported net income for the three months ended June 30, 2005 and 2004, respectively, for stock-based compensation expense include the $2.4 million and $5.1 million, respectively, of after-tax non-cash charges related to the conversion to a single class of common stock for the same periods. The $7.8 million and $52.1 million additions to reported net income for the nine months ended June 30, 2005 and 2004, respectively, for stock-based compensation expense include the $7.2 million and $51.4 million, respectively, of after-tax non-cash charges related to the conversion to a single class of common stock for the same periods. The $2.0 million and $1.8 million deductions for the three months ended June 30, 2005 and 2004, respectively, for stock-based compensation expense determined under the fair-value based method include $6,000 and $10,000, respectively, of pro-forma after-tax non-cash charges related to the conversion to a single class of common stock for the same periods. The $8.4 and $10.2 million deductions for the nine months ended June 30, 2005 and 2004, respectively, for stock-based compensation expense determined under the fair-value based method include $18,000 and $95,000, respectively, of pro-forma after-tax non-cash charges related to the conversion to a single class of common stock for the same periods. See note 2 for further discussion of the conversion.

In January, 2004, the company amended the retirement provisions of its stock option plans to change the definition of retirement and allow for the continuation of vesting after retirement. As a result of implementation guidance provided in SFAS No. 123(R), “Share-Based Payment,” and other minor adjustments, the company has modified its pro-forma disclosures for prior periods. See note 13 for further discussion of the requirements of SFAS No. 123(R).

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(7) COMPREHENSIVE INCOME

Comprehensive income consists of net earnings and foreign currency translation adjustments as follows (in thousands):

	Three Months Ended June 30		Nine Months Ended June 30
	2005	2004	2005	2004
Net earnings	$53,437	51,464	151,933	93,790
Other comprehensive income adjustments-foreign currency translation	(14,717)	(4,800)	600	11,011

Comprehensive income	$38,720	46,664	152,533	104,801

The net earnings and comprehensive income amounts for the three months ended June 30, 2005 and 2004 include $2.4 million and $5.1 million, respectively, of after-tax non-cash charges related to the conversion to a single class of common stock. The net earnings and comprehensive income amounts for the nine months ended June 30, 2005 and 2004 include $7.2 million and $51.4 million, respectively, of after-tax non-cash charges related to the conversion to a single class of common stock. The net earnings and comprehensive income amounts for the three and nine months ended June 30, 2004 also include the $5.7 million after-tax gain on the sale of Indola. See note 2 and note 3 for further discussion of the conversion and the sale of Indola, respectively.

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

Segment information for the three and nine months ended June 30, 2005 and 2004 is as follows (in thousands):

	Three Months Ended June 30		Nine Months Ended June 30
	2005	2004	2005	2004
Net sales:
Global Consumer Products	$329,608	289,478	963,537	865,186
Beauty Supply Distribution:
Sally Beauty Supply	346,177	328,756	1,020,086	965,782
Beauty Systems Group	230,446	211,546	667,875	594,297

Total	576,623	540,302	1,687,961	1,560,079
Eliminations	(7,352)	(6,556)	(21,010)	(17,969)

	$898,879	823,224	2,630,488	2,407,296

(continued)

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(8) BUSINESS SEGMENT INFORMATION (continued)

	Three Months Ended June 30		Nine Months Ended June 30
	2005	2004	2005	2004
Earnings before provision for income taxes:
Global Consumer Products	$29,883	29,012	87,389	77,791
Beauty Supply Distribution:
Sally Beauty Supply	45,021	40,569	127,945	116,067
Beauty Systems Group	15,287	19,198	41,485	52,642

Total	60,308	59,767	169,430	168,709

Segment operating profit	90,191	88,779	256,819	246,500
Unallocated expenses, net	(2,298)	(5,165)	(6,043)	(15,291)
Non-cash charge related to conversion to one class of common stock (note 2)	(3,680)	(7,769)	(11,058)	(79,039)
Gain on sale of business (note 3)	—	10,147	—	10,147
Interest expense, net of interest income	(2,002)	(5,507)	(5,974)	(16,716)

	$82,211	80,485	233,744	145,601

The lease accounting adjustment discussed in Note 11 reduced earnings before provision for income taxes for the nine months ended June 30, 2005 by $683,000 for Global Consumer Products, $1.2 million for Sally Beauty Supply and $564,000 for Beauty Systems Group.

(9) GOODWILL AND TRADE NAMES

The change in the carrying amount of goodwill by operating segment for the nine months ended June 30, 2005 is as follows (in thousands):

	Global Consumer Products	Sally Beauty Supply	Beauty Systems Group	Total
Balance as of September 30, 2004	$163,002	9,275	295,532	467,809
Additions, net of purchase price adjustments	46,720	762	65,901	113,383
Foreign currency translation	(2,174)	(8)	1,050	(1,132)

Balance as of June 30, 2005	$207,548	10,029	362,483	580,060

The increase for Global Consumer Products was primarily due to $37.1 million of goodwill recorded in connection with the acquisition of Nexxus and the $9.6 million of goodwill recorded in connection with the acquisition of Paramedical. The $65.9 million increase in Beauty Systems Group’s goodwill was primarily due to $75.3 million of goodwill recorded in connection with the acquisition of CosmoProf, partially offset by a decrease in goodwill resulting from purchase price adjustments, primarily related to West Coast Beauty Supply. See note 10 for further discussion of these acquisitions.

Indefinite-lived trade names by operating segment at June 30, 2005 and September 30, 2004 were as follows (in thousands):

	June 30, 2005	September 30, 2004
Global Consumer Products	$91,707	93,470
Sally Beauty Supply	613	613
Beauty Systems Group	10,300	3,900

	$102,620	97,983

(continued)

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(9) GOODWILL AND TRADE NAMES (continued)

The increase in Beauty Systems Group’s trade names was mainly attributable to the finalization of the purchase price allocation related to the acquisition of West Coast Beauty Supply. The company has not finalized the purchase price allocations for Nexxus, which was acquired on May 18, 2005, CosmoProf, which was acquired on December 31, 2004, or Paramedical, which was acquired on January 14, 2005, and, as a result, no value has been assigned to trade names.

(10) ACQUISITIONS

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

The following table provides pro-forma consolidated results for the nine months ended June 30, 2005 and 2004 as if West Coast Beauty Supply had been acquired on October 1, 2003 (pro-forma information for the three months ended June 30, 2005 and 2004 is not provided since West Coast Beauty Supply’s results of operations are included for the full period in each of these quarters). Anticipated cost savings and other effects of the planned integration of West Coast Beauty Supply are not included in the pro-forma results. The pro-forma amounts presented are not necessarily indicative of the results that would have occurred had the acquisition been completed as of October 1, 2003, nor are the pro-forma amounts necessarily indicative of future results.

	Nine Months Ended June 30
(in thousands)	2005	2004
Pro-forma net sales	$2,630,488	2,437,712

Pro-forma net earnings	151,933	94,498

Pro-forma net earnings per share
Basic	$1.66	1.05
Diluted	$1.63	1.03

The pro-forma amounts for the nine months ended June 30, 2005 and 2004 include the non-cash charge related to the conversion to a single class of common stock and the gain on the sale of Indola. The non-cash charge reduced net earnings by $7.2 million and $51.4 million in the first nine months of fiscal years 2005 and 2004, respectively. The gain on the sale of Indola increased net earnings by $5.7 million in the first nine months of fiscal year 2004. Basic and diluted net earnings per share were lowered by eight cents for the first nine months of fiscal year 2005 for the non-cash charge and by 51 cents and 50 cents, respectively, for the first nine months of fiscal year 2004 as a result of the non-cash charge and the gain on the sale of Indola.

On December 31, 2004, the company acquired CosmoProf, a full-service distributor of professional beauty products, in order to expand the geographic area served by Beauty Systems Group. The total purchase price was $92.6 million, with $84.8 million of this amount paid at closing. The remaining $7.8 million of purchase price was paid in the third quarter of fiscal year 2005 upon finalization of the closing balance sheet. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of CosmoProf are included in the consolidated financial statements starting January 1, 2005. CosmoProf is included in the company’s Beauty Systems Group segment. Pro-forma information for CosmoProf is not provided since it is not material to the company’s consolidated results of operations.

(continued)

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(10) ACQUISITIONS (continued)

On May 18, 2005, the company acquired substantially all the assets of Nexxus Products Company related to its Nexxus line of hair care products in order to expand the company’s market share in the hair care category with higher margin products. The total estimated purchase price of $45.0 million was paid at closing, and is subject to adjustment upon finalization of the closing balance sheet. Additional consideration of up to $55.0 million may be paid over the next ten years based on a percentage of sales of Nexxus branded products in accordance with the purchase agreement. The acquisition was accounted for using the purchase method and, accordingly the results of operations of Nexxus have been included in the consolidated financial statements from the date of acquisition. Nexxus is included in the company’s Global Consumer Products segment. Pro-forma information for Nexxus is not provided since it is not material to the company’s consolidated results of operations.

(11) LEASE ACCOUNTING ADJUSTMENT

In February, 2005, the Securities and Exchange Commission (SEC) issued a letter expressing its interpretations of certain lease accounting issues relating to the amortization of leasehold improvements, the recognition of rent expense when leases have rent holidays and allowances received by tenants for leasehold improvements. As a result of a review of its historical lease accounting practices, the company found some deviations to these interpretations and recorded a pre-tax, non-cash charge in the second quarter of fiscal year 2005 of $2.45 million ($1.6 million after taxes) which reduced basic and diluted earnings per share by two cents. In addition, net fixed assets were increased by $2.0 million and other liabilities were increased by $4.5 million.

(12) AUCTION RATE SECURITIES

The company regularly invests in auction rate securities (ARS) which typically are bonds with 20-30 year maturities that have interest rates which reset at short intervals through an auction process. Prior to March 31, 2005, the company had consistently classified these investments as cash equivalents. As a result of interpretations on the balance sheet classification of ARS that were released during the second quarter of fiscal year 2005, the company has changed its previous practice and has classified $31.7 million and $102.9 million of ARS as available for sale short-term investments as of June 30, 2005 and September 30, 2004, respectively. In addition, “Proceeds from sales of short-term investments, net of purchases”, included in the accompanying Consolidated Statements of Cash Flows, has been revised to reflect the purchase and sale of ARS during the periods presented.

(13) NEW ACCOUNTING PRONOUNCEMENTS

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

The adoption of SFAS No. 123(R) will not affect the company’s net cash flows, but it will reduce net earnings and basic and diluted net earnings per share. While the company currently discloses the pro-forma net earnings effects of its stock-based awards (see note 6), it is in the process of evaluating the alternative methods of adoption and the effects that the implementation guidance and revisions included in SFAS No. 123(R) will have on its consolidated financial statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS

Alberto-Culver Company and its consolidated subsidiaries (the company) operate two businesses: Global Consumer Products and Beauty Supply Distribution. The Global Consumer Products business consists of two divisions: (1) Alberto-Culver Consumer Products Worldwide, which develops, manufactures, distributes and markets branded beauty care products as well as branded food and household products in the United States and more than 120 other countries, and (2) Cederroth International, which manufactures, markets and distributes beauty and health care products throughout Scandinavia and in Europe. For reporting purposes, these two divisions are included in the Global Consumer Products segment. The company’s Beauty Supply Distribution business includes two segments: (1) Sally Beauty Supply, a domestic and international chain of cash-and-carry stores offering professional beauty supplies to both salon professionals and retail consumers, and (2) Beauty Systems Group (BSG), a full-service beauty supply distributor offering professional brands directly to salons through its own sales force and professional-only stores in exclusive geographical territories in North America.

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

The company accounts for stock compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under these rules, the conversion to one class of common stock requires the company to recognize a non-cash charge from the remeasurement of the intrinsic value of all Class A stock options outstanding on the conversion date (herein referred to as non-cash charge). A portion of this non-cash charge was recognized on the conversion date for vested stock options and the remaining non-cash charges related to unvested stock options and restricted shares will be recognized over the remaining vesting periods. As a result, the company will record a non-cash charge against pre-tax earnings of approximately $103.7 million ($67.4 million after taxes), of which $85.6 million ($55.6 million after taxes) was recognized in fiscal year 2004 ($7.8 million, or $5.1 million after taxes, was recognized in the third quarter of fiscal year 2004 and $79.0 million, or $51.4 million after taxes, was recognized in the first nine months of fiscal year 2004); $3.7 million ($2.4 million after taxes) was recognized in the third quarter of fiscal year 2005, with $11.1 million ($7.2 million after taxes) recognized in the first nine months of fiscal year 2005; $3.7 million ($2.4 million after taxes) will be recognized during the fourth quarter of fiscal year 2005; and $3.4 million ($2.2 million after taxes) will be recognized over the following two fiscal years in diminishing amounts. The non-cash charges reduce operating earnings, provision for income taxes, net earnings and basic and diluted net earnings per share. The balance sheet effects of the options remeasurement increased total stockholders’ equity by $30.0 million in fiscal year 2004 and $3.9 million in the first nine months of fiscal year 2005, with $1.3 million of that amount in the third quarter, and resulted in the recognition of deferred tax assets for the same amounts. Thereafter, the remaining non-cash charges will increase total stockholders’ equity and result in the recognition of additional deferred tax assets of $1.3 million during the fourth quarter of fiscal year 2005 and $1.2 million over the following two fiscal years in diminishing amounts.

In June, 2004, the company sold its Indola European professional hair care business. As a result of the sale, the company recorded a $10.1 million gain ($5.7 million after taxes) or six cents basic and diluted net earnings per share in the third quarter of fiscal 2004.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

OVERVIEW (continued)

“Net earnings excluding the non-cash charge and gain on the sale of Indola,” “basic net earnings per share excluding the non-cash charge and gain on the sale of Indola” and “diluted net earnings per share excluding the non-cash charge and gain on the sale of Indola” are used in the “Results of Operations” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). These measures are “non-GAAP financial measures” as defined by Regulation G of the Securities and Exchange Commission. The non-cash charge relates to a change in the capital structure of the company rather than the normal operations of the company’s core businesses. The gain on the sale of Indola represents the effect of a specific divestiture transaction rather than the normal ongoing operations of the company’s businesses. Management uses the non-GAAP financial measures, which exclude the non-cash charge and gain on the sale of Indola, to evaluate the operating results of the company and believes the presentation of these amounts provides the reader with information necessary to analyze the company’s normal operations over various periods. Reconciliations of these measures to the most directly comparable financial measures under generally accepted accounting principles in the United States (GAAP) are provided in the “Reconciliation of Non-GAAP Financial Measures” section of MD&A.

In September, 2004, the company redeemed its $200 million of 8.25% senior notes due November 1, 2005 under the redemption provisions of the notes. In connection with the buyback, the company recorded a pre-tax charge in the fourth quarter of fiscal year 2004 of $12.6 million ($8.2 million after taxes) or nine cents basic and diluted net earnings per share consisting primarily of a make-whole premium. As part of the redemption, the company also paid $6.1 million of interest accrued through the redemption date.

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

In February, 2005, the Securities and Exchange Commission (SEC) issued a letter expressing its interpretations of certain lease accounting issues relating to the amortization of leasehold improvements, the recognition of rent expense when leases have rent holidays and allowances received by tenants for leasehold improvements. As a result of a review of its historical lease accounting practices, the company found some deviations to these interpretations and recorded a pre-tax, non-cash charge in the second quarter of fiscal year 2005 of $2.45 million ($1.6 million after taxes) which reduced basic and diluted earnings per share by two cents. In addition, net fixed assets were increased by $2.0 million and other liabilities were increased by $4.5 million.

The company regularly invests in auction rate securities (ARS) which typically are bonds with 20-30 year maturities that have interest rates which reset at short intervals through an auction process. Prior to March 31, 2005, the company had consistently classified these investments as cash equivalents. As a result of interpretations on the balance sheet classification of ARS that were released during the second quarter of fiscal year 2005, the company has changed its previous practice and has classified $31.7 million and $102.9 million of ARS as available for sale short-term investments as of June 30, 2005 and September 30, 2004, respectively. In addition, “Proceeds from sales of short-term investments, net of purchases”, included in the accompanying Consolidated Statements of Cash Flows, has been revised to reflect the purchase and sale of ARS during the periods presented.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

RESULTS OF OPERATIONS

Third Fiscal Quarter and Nine Months Ended June 30, 2005 versus Third Fiscal Quarter and Nine Months Ended June 30, 2004

The company achieved record third quarter net sales of $898.9 million in fiscal year 2005, up $75.7 million or 9.2% over the comparable period of the prior year. For the nine-month period ended June 30, 2005, net sales reached a new high of $2.63 billion, representing a 9.3% increase compared to last year’s nine-month period. The effect of foreign exchange rates increased sales by 1.2% in the third quarter and 1.4% in the first nine months of fiscal year 2005. Organic sales, which exclude the effects of foreign exchange rates, acquisitions and a divestiture, grew 5.8% during the quarter and 5.6% for the first nine months of fiscal year 2005. Management uses organic sales, a non-GAAP financial measure, to evaluate the operating results of the company and believes the presentation of organic sales provides the reader with information necessary to analyze the company’s operations over various periods. See the “Reconciliation of Non-GAAP Financial Measures” section of MD&A for a reconciliation of organic sales to the most directly comparable financial measure under GAAP.

Net earnings were $53.4 million for the three months ended June 30, 2005 versus $51.5 million in the prior year. Net earnings for the third quarter of fiscal years 2005 and 2004 were reduced by $2.4 million and $5.1 million, net of income taxes, respectively, as a result of the non-cash charge net of income taxes discussed in the “Overview” section of MD&A. In addition, net earnings for the third quarter of fiscal year 2004 were increased by $5.7 million, net of income taxes, as a result of the gain on the sale of Indola, discussed in the “Overview” section of MD&A. Basic earnings per share were 58 cents in the third quarter of fiscal year 2005 versus 57 cents in the same period of fiscal year 2004. Diluted earnings per share for the current quarter increased to 57 cents from 56 cents in the same period of the prior year. In the third quarter of fiscal year 2005, the non-cash charge decreased basic and diluted earnings per share by three cents. In the third quarter of fiscal year 2004, the non-cash charge and gain on the sale of Indola increased basic and diluted earnings per share by one cent.

Excluding the non-cash charge and gain on the sale of Indola, net earnings were $55.8 million for the three months ended June 30, 2005 or 10.0% higher than the prior year period’s net earnings of $50.8 million. Basic earnings per share excluding the non-cash charge and gain on the sale of Indola were 61 cents in the third quarter of fiscal year 2005, which was five cents or 8.9% higher than the same period of fiscal year 2004. Diluted earnings per share excluding the non-cash charge and gain on the sale of Indola for the current quarter increased 9.1% to 60 cents from 55 cents in the same period of the prior year.

Net earnings for the nine months ended June 30, 2005 were $151.9 million versus $93.8 million in the prior year. Net earnings were lowered by $7.2 million and $51.4 million in the first nine months of fiscal years 2005 and 2004, respectively, as a result of the non-cash charge net of income taxes. In addition, net earnings for the first nine months of fiscal year 2004 were increased by $5.7 million, net of income taxes, as a result of the gain on the sale of Indola. As a result, basic earnings per share were $1.66 in the first nine months versus $1.04 last year and diluted earnings per share were $1.63 in fiscal year 2005 compared to $1.02 in the prior year. In the first nine months of fiscal year 2005, the non-cash charge reduced basic and diluted earnings per share by eight cents. In the first nine months of fiscal year 2004, the non-cash charge and gain on the sale of Indola reduced basic and diluted earnings per share by 51 cents and 50 cents, respectively.

Net earnings excluding the non-cash charge and gain on the sale of Indola were $159.1 million for the nine months ended June 30, 2005 or 14.1% higher than the prior year’s first nine months net earnings of $139.4 million. Basic earnings per share excluding the non-cash charge and gain on the sale of Indola were $1.74 in the first nine months of fiscal year 2005, which was 19 cents or 12.3% higher than the same period of fiscal year 2004. Diluted earnings per share excluding the non-cash charge and gain on the sale of Indola for the first nine months of fiscal 2005 increased 12.5% to $1.71 from $1.52 in the same period of the prior year.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

RESULTS OF OPERATIONS (continued)

Compared to the same periods of the prior year, sales of Global Consumer Products increased 13.9% and 11.4% in the third quarter and first nine months of fiscal year 2005, respectively. The third quarter and first nine months increases benefited from the effect of foreign exchange rates, which increased sales by 2.5% and 2.9% in the third quarter and first nine months of fiscal year 2005, respectively. The remaining third quarter and first nine month increases were primarily due to higher sales of TRESemmé shampoos, conditioners and styling products (9.8% for the third quarter and 8.9% for the first nine months), principally due to its initial launch in the United Kingdom during the third quarter of fiscal year 2004 and continued growth in the United States. Global Consumer Products also had higher sales of Alberto VO5 hair care products (0.1% for the third quarter and 1.1% for the first nine months), including the launch of the Red styling line in the U.S. in the second quarter, St. Ives skin care products (0.4% for the third quarter and 0.8% for the first nine months), primarily due to the launch of Apricot Radiance Cleansers in the U.S. and Pro-Line ethnic hair care products (0.9% for the third quarter and 0.5% for the first nine months), mainly due to increased sales of the Motions product line. In addition, sales increased for custom label filling operations (0.6% for the third quarter and 0.7% for the first nine months) and acquisitions added approximately 1.4% and 0.9% to sales for the third quarter and first nine months, respectively. These increases were partially offset by the loss of sales resulting from the divestiture of the Indola European professional hair care business in June, 2004 (3.4% for the third quarter and 3.9% for the first nine months).

Sales of the Beauty Supply Distribution business, composed of Sally Beauty Supply and BSG, were $576.6 million in the third quarter and $1.69 billion for the first nine months of fiscal year 2005, representing an increase of 6.7% for the third quarter and 8.2% for the nine-month period versus the prior year.

Sales of Sally Beauty Supply increased to $346.2 million in the third quarter and $1.02 billion for the first nine months of fiscal year 2005, compared to $328.8 million and $965.8 million for the respective periods in the prior year. The sales increases of 5.3% for the third quarter and 5.6% for the first nine months of fiscal year 2005 were primarily attributable to the opening of new stores, including 61 net new stores during the last twelve months (2.1% for the third quarter and 2.3% for the first nine months), the effect of foreign exchange rates (0.3% for the third quarter and 0.5% for the first nine months) and the growth of its existing business which primarily represents same store sales.

Sales of BSG were $230.4 million in the third quarter and $667.9 million for the first nine months of fiscal year 2005 compared to $211.5 million for the third quarter and $594.3 million for the first nine months of the prior year. The sales increase of 8.9% for the third quarter of fiscal year 2005 was mainly attributable to acquisitions (11.7%), the opening of 47 net new stores during the last twelve months (1.4%) and the impact of foreign exchange rates (0.9%). These increases were partially offset by a decrease in sales for existing BSG store business and lower sales from its professional distributor sales consultants principally resulting from certain suppliers’ decisions to begin selling their products directly to salons. The sales increase of 12.4% for the first nine months of fiscal year 2005 was primarily attributable to acquisitions (13.9%), the opening of 47 net new stores during the last twelve months (1.3%), the impact of foreign exchange rates (0.9%) and the growth of existing BSG store business, partially offset by lower sales from professional distributor sales consultants principally resulting from certain suppliers’ decisions to begin selling their products directly to salons.

Cost of products sold as a percentage of net sales was 50.0% for the third quarter and 49.8% for the first nine months of fiscal year 2005 compared to 49.1% for the third quarter and 49.4% for the first nine months of the prior year. The higher cost of products sold percentages in the third quarter and first nine months of fiscal year 2005 were primarily attributable to higher material costs, increased use of special packs, increased trade spending (which reduced net sales), and product mix for Global Consumer Products, partially offset by improved vendor pricing and lower store inventory shrinkage for the Beauty Supply Distribution business.

Compared to the prior year, advertising, marketing, selling and administrative expenses in fiscal year 2005 increased $26.3 million or 7.8% for the third quarter and $83.4 million or 8.4% for the first nine months. The increases primarily resulted from the higher selling and administrative costs associated with the growth of the Sally Beauty Supply and BSG businesses, including the acquisition

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

RESULTS OF OPERATIONS (continued)

of CosmoProf in December, 2004 and West Coast Beauty Supply in December, 2003, and higher expenditures for advertising and marketing. In addition, a portion of the increase for the first nine months of fiscal year 2005 relates to the $2.45 million lease accounting adjustment (discussed in the “Overview” section of MD&A) that was recorded in the second quarter of fiscal year 2005.

Advertising and marketing expenditures were $66.6 million in the third quarter, an increase of 4.7% from $63.6 million in the prior year, and $203.3 million for the first nine months of fiscal year 2005, which was 9.7% higher than the $185.4 million for the first nine months of fiscal year 2004. These increases were primarily due to higher advertising expenditures, which rose 6.2% in the third quarter and 13.2% in the first nine months, principally due to an increase for Global Consumer Products in the U.K. (2.0% for the third quarter and 6.6% for the first nine months), primarily related to television advertising for TRESemmé hair care products, along with higher advertising for Sally Beauty Supply (2.0% for the third quarter and 2.7% for the first nine months) and Cederroth (1.3% for the third quarter and 0.1% for the first nine months) and the effect of foreign exchange rates (0.9% for the third quarter and 2.1% for the first nine months).

Interest expense, net of interest income, was $2.0 million in the third quarter and $6.0 million for the first nine months of fiscal year 2005 compared to $5.5 million for the third quarter and $16.7 million for the first nine months of fiscal year 2004. Interest expense was $2.6 million in the third quarter and $8.0 million for the first nine months of fiscal year 2005 versus $6.5 million for the third quarter and $19.7 million for the first nine months of fiscal year 2004. The decrease for the third quarter and first nine months of fiscal year 2005 was primarily due to lower interest expense as a result of the redemption of the $200 million, 8.25% senior notes in September, 2004. Interest income was $626,000 in the third quarter of fiscal year 2005 and $2.0 million for the first nine months of fiscal year 2005 compared to $991,000 for the third quarter and $3.0 million for the first nine months of the prior year. The decreases in interest income were primarily due to lower cash and short-term investment balances in the current year.

The provision for income taxes as a percentage of earnings before income taxes was 35.0% for the third quarter and first nine months of fiscal year 2005 and 36.1% for the third quarter and 35.6% for the first nine months of fiscal year 2004, respectively. The higher effective tax rate in fiscal year 2004 was due to the taxes on the gain on the sale of Indola, which increased the 2004 tax rate by 1.1% for the third quarter and 0.6% for the first nine months.

FINANCIAL CONDITION

June 30, 2005 versus September 30, 2004

Working capital at June 30, 2005 was $612.7 million, an increase of $26.7 million from $586.0 million at September 30, 2004. The resulting ratio of current assets to current liabilities was 2.19 to 1.00 at June 30, 2005 compared to 2.10 to 1.00 at September 30, 2004. The increase in working capital was primarily due to working capital generated from operations along with working capital resulting from acquisitions, partially offset by cash outlays for the purchases of CosmoProf in December, 2004, Paramedical in January, 2005, and Nexxus in May, 2005, as well as capital expenditures and cash dividends.

Cash, cash equivalents and short-term investments decreased $98.6 million to $103.3 million during the first nine months of fiscal year 2005 primarily due to cash outlays for the acquisitions of CosmoProf, Paramedical and Nexxus, capital expenditures and cash dividends. These outflows were partially offset by cash flows provided by operating activities, cash received from exercises of employee stock options and the net increase in long-term debt.

Accounts receivable increased $23.1 million during the first nine months of fiscal year 2005 to $273.2 million. Trade receivables grew $17.4 million in the first nine months primarily due to higher sales of Global Consumer Products, including the launch of TRESemmé in the U.K., and the timing of customer payments. In addition, the acquisitions of CosmoProf, Paramedical and Nexxus contributed to the increase in trade receivables. Other receivables increased $5.7 million during the first nine months of fiscal year 2005 principally due to the timing of collections from vendors under various advertising and volume purchase programs for Beauty Supply Distribution. The allowance for doubtful accounts decreased $5.5 million during the first nine months of fiscal year 2005 primarily due to the write-off of fully reserved receivable balances in Asia and lower bad debt provisions for Global Consumer Products.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

FINANCIAL CONDITION (continued)

Inventories increased $84.6 million during the first nine months of fiscal year 2005 to $711.5 million. Sally Beauty Supply and BSG inventories increased $47.4 million primarily due to the acquisition of CosmoProf, inventories related to new stores, strategic inventory purchases related to favorable pricing from vendors and the effect of foreign exchange rates. Inventories for Global Consumer Products were $35.7 million higher principally due to increased finished goods inventories to support product launches and promotions, increased raw material inventories due to higher material costs and the acquisition of Nexxus.

Net property, plant and equipment increased $37.3 million during the first nine months of fiscal year 2005 to $331.2 million at June 30, 2005. The increase resulted primarily from expenditures for additional Sally Beauty Supply and BSG stores, office facilities and warehouse expansions, the acquisition of CosmoProf and Paramedical, the effect of foreign exchange rates and additional leasehold improvements resulting from the lease accounting adjustment discussed in the “Overview” section of MD&A, partially offset by depreciation during the nine-month period.

Goodwill increased $112.3 million during the first nine months of fiscal year 2005 to $580.1 million mainly due to the acquisitions of CosmoProf in December, 2004, Paramedical in January, 2005 and Nexxus in May, 2005.

During the first nine months of fiscal year 2005, trade names increased $4.6 million to $102.6 million primarily due to the finalization of the purchase price allocation related to the acquisition of West Coast Beauty Supply.

Accrued expenses decreased $13.9 million during the first nine months of fiscal year 2005 to $238.1 million mainly due to lower current year accruals for various incentive plans and the payment of incentives earned in the prior year. These decreases were partially offset by accruals related to the acquisition of CosmoProf, advertising and promotion in the U.K. and higher insurance accruals.

Long-term debt increased $12.9 million in the first nine months of fiscal year 2005 to $134.2 million due to $10.0 million outstanding on the revolving credit facility related to the Nexxus acquisition in May, 2005 and the assumption of long-term debt as a result of the Paramedical acquisition in January, 2005.

Other liabilities increased $5.1 million during the first nine months of fiscal year 2005 mainly due to deferred rent recorded as part of the lease accounting adjustment discussed in the “Overview” section of MD&A.

LIQUIDITY AND CAPITAL RESOURCES

On April 28, 2005, the Board of Directors authorized the company to purchase up to 5,000,000 shares of common stock. This authorization increased the previous share repurchase program that had 2,052,450 remaining authorized shares. No shares have been purchased under the program as of June 30, 2005. Purchases may be made by the company through the open market and/or private transactions depending on various factors including market conditions, share price and other alternative uses of cash such as acquisitions.

In July, 2005, subsequent to the end of the third quarter of fiscal 2005, the company repaid $10.0 million that was outstanding on the revolving credit facility at June 30, 2005.

CRITICAL ACCOUNTING POLICIES

The company’s significant accounting policies are described in note 1 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2004. A discussion of critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004. There were no significant changes in the company’s critical accounting policies during the nine months ended June 30, 2005.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

Reconciliations of non-GAAP financial measures to their most directly comparable financial measures under GAAP for the three and nine months ended June 30, 2005 and 2004 are as follows (in thousands, except per share data):

	Three Months Ended June 30		Nine Months Ended June 30
	2005	2004	2005	2004
Net earnings, as reported	$53,437	51,464	151,933	93,790
Non-cash charge related to conversion to one class of common stock, net of income taxes	2,392	5,050	7,188	51,375
Gain on the sale of Indola, net of income taxes	—	(5,745)	—	(5,745)

Net earnings excluding non-cash charge and gain on the sale of Indola	$55,829	50,769	159,121	139,420

Basic net earnings per share, as reported	$.58	.57	1.66	1.04
Non-cash charge related to conversion to one class of common stock, net of income taxes	.03	.05	.08	.57
Gain on the sale of Indola, net of income taxes	—	(.06)	—	(.06)

Basic net earnings per share excluding non-cash charge and gain on the sale of Indola	$.61	.56	1.74	1.55

Diluted net earnings per share, as reported	$.57	.56	1.63	1.02
Non-cash charge related to conversion to one class of common stock, net of income taxes	.03	.05	.08	.56
Gain on the sale of Indola, net of income taxes	—	(.06)	—	(.06)

Diluted net earnings per share excluding non-cash charge and gain on the sale of Indola	$.60	.55	1.71	1.52

(continued)

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (continued)

A reconciliation of “organic sales growth” to its most directly comparable financial measure under GAAP for the three and nine months ended June 30, 2005 and 2004 is as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2005	2004	2005	2004
Net sales growth, as reported	9.2%	11.8%	9.3%	12.5%
Effect of foreign exchange	(1.2)	(1.3)	(1.4)	(2.5)
Effect of acquisitions	(3.5)	(7.0)	(3.8)	(5.4)
Effect of divestiture	1.3	0.5	1.5	0.2

Organic sales growth	5.8%	4.0%	5.6%	4.8%

Management uses these non-GAAP financial measures to evaluate the performance of the company and believes the presentation of these amounts provides the reader with information necessary to analyze the company’s normal operations for the periods presented.

NEW ACCOUNTING PRONOUNCEMENTS

In December, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS)

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

The adoption of SFAS No. 123(R) will not affect the company’s net cash flows, but it will reduce net earnings and basic and diluted net earnings per share. While the company currently discloses the pro-forma net earnings effects of its stock-based awards (see note 6), it is in the process of evaluating the alternative methods of adoption and the effects that the implementation guidance and revisions included in SFAS No. 123(R) will have on its consolidated financial statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

FORWARD - LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein, if any, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s current expectations and assessments of risks and uncertainties and reflect various assumptions concerning anticipated results, which may or may not prove to be correct. Some of the factors that could cause actual results to differ materially from estimates or projections contained in such forward-looking statements include: the pattern of brand sales, including variations in sales volume within periods; competition within the relevant product markets, including the ability to develop and successfully introduce new products, ensuring product quality, pricing, promotional activities, introduction of competing products and continuing customer acceptance of existing products; risks inherent in acquisitions and strategic alliances; the loss of one or more key employees; loss of distributorship rights; sales by unauthorized distributors in the company’s exclusive markets; the effects of a prolonged United States or global economic downturn or recession; changes in costs, including changes in labor costs, raw material prices or advertising and marketing expenses; the costs and effects of unanticipated legal or administrative proceedings; health epidemics; and variations in political, economic or other factors such as currency exchange rates, inflation rates, interest rates, tax changes, legal and regulatory changes or other external factors over which Alberto-Culver Company has no control. Alberto-Culver Company has no obligation to update any forward-looking statement in this Quarterly Report on Form 10-Q or any incorporated document.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the company’s market risk during the nine months ended June 30, 2005.

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

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

PART II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2005, the company acquired 1,119 shares of common stock that were either surrendered by employees in connection with the payment of withholding taxes related to the vesting of restricted stock or purchased as directed by participants in the Deferred Compensation Plan For Non-Employee Directors. These shares are not subject to the company’s stock repurchase program.

The following table summarizes information with respect to the above referenced purchases made by or on behalf of the company of shares of its common stock.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2005	553	$43.925	—	5,000,000
May 1 – May 31, 2005	566	$43.750	—	5,000,000
June 1 – June 30, 2005	—	—	—	5,000,000

Total	1,119		—

On April 28, 2005, the Board of Directors authorized the company to purchase up to 5,000,000 shares of common stock. This authorization increased the previous share repurchase program that had 2,052,450 remaining authorized shares. No shares have been purchased under the program as of June 30, 2005.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

ITEM 6. EXHIBITS

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

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBERTO-CULVER COMPANY (Registrant)

By:	/s/ William J. Cernugel
William J. Cernugel
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

August 5, 2005