Form 10-K
period 2005-09-30
ALBERTO CULVER CO
filed 2005-12-09
CIK 3327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    YES  ☐    NO  ☒

The aggregate market value of common stock held by non-affiliates (assuming for this purpose only that all directors and executive officers are affiliates) on March 31, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was $3.69 billion.

At November 11, 2005, there were 92,063,635 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II	Portions of annual report to stockholders for the year ended September 30, 2005 and portions of proxy statement and notice of annual meeting of stockholders on January 26, 2006, as specifically described herein.

Part III	Portions of proxy statement and notice of annual meeting of stockholders on January 26, 2006, as specifically described herein.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference herein include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s current expectations and assessments of risks and uncertainties and reflect various assumptions concerning anticipated results, which may or may not prove to be correct. Some of the factors that could cause actual results to differ materially from estimates or projections contained in such forward-looking statements include: the pattern of brand sales, including variations in sales volume within periods; competition within the relevant product markets, including the ability to develop and successfully introduce new products, ensuring product quality, pricing, promotional activities, introduction of competing products and continuing customer acceptance of existing products; risks inherent in acquisitions, divestitures and strategic alliances including business risks, legal risks and risks associated with the tax and accounting treatment of such transactions; the loss of one or more key employees; loss of distributorship rights; sales by unauthorized distributors in Alberto-Culver Company’s (the company) exclusive markets; the effects of a prolonged United States or global economic downturn or recession; changes in costs, including changes in labor costs, raw material prices or advertising and marketing expenses; the costs and effects of unanticipated legal or administrative proceedings; health epidemics; adverse weather conditions; and variations in political, economic or other factors such as currency exchange rates, inflation rates, interest rates, tax changes, legal and regulatory changes or other external factors over which the company has no control. The company has no obligation to update any forward-looking statement in this Annual Report on Form 10-K or any incorporated document.

PART I

ITEM 1. BUSINESS

BUSINESS SEGMENTS AND GEOGRAPHIC AREA INFORMATION

The company operates two businesses: Global Consumer Products and Beauty Supply Distribution. Sales of Global Consumer Products were $1.31 billion, $1.19 billion and $1.10 billion in fiscal years 2005, 2004 and 2003, respectively. Beauty Supply Distribution sales were $2.25 billion, $2.10 billion and $1.82 billion in fiscal years 2005, 2004 and 2003, respectively.

The Global Consumer Products business consists of two divisions: (1) Alberto-Culver Consumer Products Worldwide, which develops, manufactures, distributes and markets branded beauty care products as well as branded food and household products in the United States and more than 100 other countries, and (2) Cederroth International, which manufactures, markets and distributes beauty and health care products throughout Scandinavia and in Europe. For reporting purposes, these two divisions are included in the Global Consumer Products segment. Beauty and health care products accounted for approximately 33%, 32% and 34% of the company’s consolidated net sales for the years ended September 30, 2005, 2004 and 2003, respectively. Food and household products accounted for approximately 4% of the company’s consolidated net sales for each of the years ended September 30, 2005, 2004 and 2003.

The company’s Beauty Supply Distribution business includes two segments: (1) Sally Beauty Supply, a domestic and international chain of cash-and-carry stores offering professional beauty supplies to both salon professionals and retail consumers, and (2) Beauty Systems Group, a full-service beauty supply distributor offering professional brands directly to salons through its own sales force and professional-only stores in exclusive geographical territories in North America. Sales of Sally Beauty Supply accounted for approximately 38%, 40% and 41% of the company’s consolidated net sales for the years ended September 30, 2005, 2004 and 2003, respectively. Beauty Systems Group accounted for approximately 25%, 24% and 21% of the company’s consolidated net sales for the years ended September 30, 2005, 2004 and 2003, respectively.

Financial information about business segments and geographic area information is incorporated herein by reference to the “Business Segments and Geographic Area Information” note of the “Notes to the Consolidated Financial Statements” in the company’s annual report to stockholders for the year ended September 30, 2005.

Global Consumer Products

The company’s major beauty and health care products marketed in the United States include the Alberto VO5, TRESemmé, Nexxus and Consort lines of hair care products, the St. Ives line of skin care products, FDS feminine deodorant sprays and the Soft & Beautiful, Just For Me, Comb-Thru, Motions and TCB lines of ethnic hair care products. Food and household products sold in the United States include Mrs. Dash salt-free seasoning blends, Molly McButter butter flavored sprinkles, SugarTwin sugar substitute, Static Guard anti-static spray and Kleen Guard furniture polish.

In Canada, the company sells most of the products marketed in the United States along with the Alberto European and Alberto Balsam lines of hair care products.

In the United Kingdom and Europe, the company sells products such as the Alberto VO5, Advanced Alberto VO5, Alberto Balsam and TRESemmé lines of hair care products and the St. Ives line of skin care products.

In Latin America, the significant products sold by the company include the Alberto VO5, Alberto Get Set, Antiall and Folicure lines of hair care products, the St. Ives line of skin care products, Veritas soap and deodorant body powder products and Farmaco soap products. The company’s principal markets in Latin America are Mexico, Puerto Rico and the Caribbean, Argentina and Chile.

The company manufactures, markets and distributes beauty and health care products throughout Scandinavia and in parts of Europe through its Cederroth International subsidiary headquartered in Sweden. Such products include Salve adhesive bandages, Samarin antacids, Seltin salt substitute, Topz cotton buds, Savette wet wipes, Bliw liquid soaps, Date anti-perspirants and cologne for women, Alberto Family Fresh shampoo and shower products, Suketter artificial sweetener, Alberto VO5 hair care products, the St. Ives line of skin care products, HTH and L300 skin care products, Grumme Tvattsapa detergents, Pharbio natural pharmaceuticals and LongoVital herbal multivitamin products. The company also distributes Jordan toothbrushes in Scandinavia. Soraya skin care products are sold in Poland and Eastern Europe.

The company’s products are also sold in Australia, Asia and Africa.

The Global Consumer Products segment also includes the custom label manufacturing of other companies’ beauty and health care products in the United States and Scandinavia.

Sally Beauty Supply

Sally Beauty Company operates a network of cash-and-carry professional beauty supply stores, under the name Sally Beauty Supply, which provides salon owners, hairdressers and consumers with an extensive selection of hair care products, cosmetics, styling appliances and other beauty items, including other manufacturers’ brands such as Clairol, Revlon and L’Oreal. Sally Beauty Supply’s professional customers purchase salon supplies at a discount, while its retail customers purchase professional products at a higher price. As of September 30, 2005, there were 2,419 Sally Beauty Supply stores in the United States, Puerto Rico, the United Kingdom, Canada, Japan, Germany, Mexico and Ireland.

Beauty Systems Group

Sally Beauty Company also sells professional beauty products to salon owners, salon professionals and franchises through its Beauty Systems Group full-service distribution business. Beauty Systems Group sells professional beauty products to salons in exclusive distribution territories throughout the United States and portions of Canada and Mexico. Beauty Systems Group operates 822 stores, including 155 franchise stores, as of September 30, 2005 that sell exclusively to the salon professional and maintains a sales force that consists of about 1,200 professional distributor sales consultants who call on the salons directly. In addition to selling professional beauty products, these sales consultants educate salon professionals and owners on such items as new styles, techniques and business practices. The products sold in Beauty Systems Group stores and through professional distributor sales consultants, which include other manufacturers’ brands not available at Sally Beauty Supply stores such as Matrix, Redken, Graham Webb, Paul Mitchell, Rusk and TIGI, are sold exclusively to salons for use at the salon and for resale to salon patrons.

PRODUCT DEVELOPMENT AND MARKETING

Many of the company’s consumer products are developed in the company’s laboratories. The company has established global structures for operations and research and development, which are designed to enable the company to implement cost-savings initiatives more quickly on a broad scale and to shorten the time that it takes to develop an idea into a market-ready product. Research and development costs amounted to $13.4 million, $11.7 million and $10.9 million in fiscal years 2005, 2004 and 2003, respectively.

New products introduced by the company are assigned product managers, who guide the products from development to the consumer. The product managers are responsible for the overall marketing plans for the products and coordinate advertising and marketing activities.

The company allocates a large portion of its revenues to the advertising and marketing of consumer beauty products. Net earnings are materially affected by these expenditures, which are charged against income in the period incurred. Advertising and marketing expenditures were $260.6 million in 2005, $254.1 million in 2004 and $212.4 million in 2003.

The company regards television as a primary medium for advertising and uses it to conduct extensive network, spot and cable television advertising campaigns. The company also advertises through other media such as newspapers, magazines, radio and internet, as well as through Sally Beauty Supply and Beauty Systems Group direct mailings to customers.

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

DISTRIBUTION

The company’s sales force and independent brokers sell its retail beauty and health care products and food and household products by calling on retail outlets such as mass merchandisers, supermarkets, drug stores, dollar stores, wholesalers and variety stores.

The company’s sales representatives and brokers sell its ethnic professional hair care products in the United States to mass merchandisers, drug stores and supermarkets and to beauty supply outlets and beauty distributors, who in turn sell to beauty salons, barber shops and beauty schools.

The company’s consumer products are sold internationally in more than 100 countries, primarily through direct sales by its subsidiaries, independent distributors and licensees. The company’s foreign operations are subject to risks inherent in transactions involving foreign currencies and political uncertainties.

Sally Beauty Supply and Beauty Systems Group sell professional beauty supplies through their 3,241 stores, including 155 franchises, located in the United States, Puerto Rico, the United Kingdom, Canada, Japan, Germany, Mexico and Ireland. Sally Beauty Supply stores sell merchandise on cash-and-carry terms and are primarily located in strip shopping centers. Sally Beauty Supply operates the largest domestic chain of cash-and-carry beauty supply stores and, as such, is a major customer of some of the company’s competitors in the personal care products industry. In addition, Beauty Systems Group sells products in exclusive distribution territories throughout the United States and portions of Canada and Mexico to the professional market through its stores and about 1,200 professional distributor sales consultants. Sally Beauty Supply sells Alberto-Culver’s professional and ethnic hair care products, but these products represent only a small portion of Sally Beauty Supply’s selection of salon brands.

EMPLOYEES

In its domestic and foreign operations, the company had approximately 19,000 full-time equivalent employees as of September 30, 2005 consisting of about 11,300 hourly personnel and 7,700 salaried employees. At September 30, 2004, the company had approximately 18,300 full-time equivalent employees.

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

AVAILABILITY OF REPORTS

The company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available, without charge, on the company’s website, www.alberto.com, as soon as reasonably possible after they are filed electronically with the Securities and Exchange Commission (SEC). The company will provide copies of such reports to any person, without charge, upon written request to the Vice President, Corporate Development and Investor Relations.

ITEM 2. PROPERTIES

The company’s properties, plants and equipment are maintained in good condition and are suitable and adequate to support the business. The company’s principal properties and their general characteristics are described below:

Location	Type of Facility	Business Segment
Company-Owned Properties:

Melrose Park, Illinois	Corporate Office, Manufacturing, Warehouse	(1)
Basingstoke, Hampshire, England	Office	(1)
Buenos Aires, Argentina	Office, Manufacturing, Warehouse	(1)
Columbus, Ohio	Warehouse	(2)
Dallas, Texas	Office, Manufacturing, Warehouse	(1)
Denton, Texas	Office, Warehouse	(2) (3)
Falun, Sweden	Office, Manufacturing, Warehouse	(1)
Jacksonville, Florida	Warehouse	(2)
Naguabo, Puerto Rico	Manufacturing, Warehouse	(1)
Naucalpan de Juarez, Mexico	Office, Manufacturing, Warehouse	(1)
Radzymin, Poland	Office, Manufacturing, Warehouse	(1)
Reno, Nevada	Warehouse	(2)
Swansea, Wales, England	Office, Manufacturing, Warehouse	(1)
Toronto, Ontario, Canada	Office, Manufacturing, Warehouse	(1)

Leased Properties:

Atlanta, Georgia	Warehouse	(1)
Auckland, New Zealand	Office, Warehouse	(1)
Austin, Texas	Office, Warehouse	(3)
Benecia, California	Office, Warehouse	(3)
Blackburn, Lancashire, England	Warehouse	(2)
Calgary, Alberta, Canada	Office, Warehouse	(3)
Carlisle, Pennsylvania	Warehouse	(1)
Chatsworth, California	Office, Manufacturing, Warehouse	(1)
Chatsworth, California	Office, Warehouse	(3)
Goleta, California	Office, Warehouse	(1)
Greenville, Ohio	Office, Warehouse	(3)
Macedonia, Ohio	Office, Warehouse	(3)
Mississuaga, Ontario	Office, Warehouse	(3)
Ontario, California	Warehouse	(1)
Reading, Berkshire, England	Office	(2)
Spartanburg, South Carolina	Office, Warehouse	(3)
Stockholm, Sweden	Office, Manufacturing, Warehouse	(1)
Various (3,086 company-owned store locations in the United States, Puerto Rico, the United Kingdom, Canada, Japan, Germany, Mexico and Ireland)	Sally Beauty Supply and Beauty Systems Group Stores	(2) (3)

(1)	Global Consumer Products
(2)	Sally Beauty Supply
(3)	Beauty Systems Group

ITEM 3. LEGAL PROCEEDINGS

The company is the subject of various pending or threatened legal actions in the ordinary course of its business. There are no material legal proceedings pending as of September 30, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended September 30, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information required by this Item is incorporated herein by reference to the section entitled “Market Price of Common Stock and Cash Dividends Per Share” and note 5 of the “Notes to the Consolidated Financial Statements” in the registrant’s annual report to stockholders for the year ended September 30, 2005 and the section entitled “Equity Compensation Plan Information” in the registrant’s proxy statement for its annual meeting of stockholders on January 26, 2006.

During the three months ended September 30, 2005, the company acquired 7,710 shares of common stock that were surrendered by employees in connection with the payment of withholding taxes related to restricted stock. These shares are not subject to the company’s stock repurchase program.

The following table summarizes information with respect to purchases made by or on behalf of the company of shares of its common stock.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2005	—	—	—	5,000,000
August 1 –August 31, 2005	—	—	—	5,000,000
September 1 –September 30, 2005	7,710	$44.292	—	5,000,000

On April 28, 2005, the Board of Directors authorized the company to purchase up to 5,000,000 shares of common stock. This authorization increased a previous share repurchase program that had 2,052,450 remaining authorized shares. No shares have been purchased under the new program as of September 30, 2005.

ITEM 6. SELECTED FINANCIAL DATA

Information required for this Item is incorporated herein by reference to the section entitled “Selected Financial Data” in the registrant’s annual report to stockholders for the year ended September 30, 2005.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required for this Item is incorporated herein by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the registrant’s annual report to stockholders for the year ended September 30, 2005.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required for this Item is incorporated herein by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the registrant’s annual report to stockholders for the year ended September 30, 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required for this Item is incorporated herein by reference to the consolidated financial statements and notes and KPMG LLP’s “Report of Independent Registered Public Accounting Firm” in the registrant’s annual report to stockholders for the year ended September 30, 2005.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this annual report on Form 10-K, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer of the company have concluded that Alberto-Culver Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	There were no changes in the company’s internal control over financial reporting that occurred during the company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

(c)	“Management’s Report on Internal Control over Financial Reporting” and KPMG LLP’s “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” are incorporated herein by reference to the company’s annual report to stockholders for the year ended September 30, 2005.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required for this Item regarding the directors of the company and regarding delinquent filers pursuant to Item 405 of Regulation S-K is incorporated herein by reference to the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the registrant’s proxy statement for its annual meeting of stockholders on January 26, 2006. Information required for this Item relating to the audit committee and the composition thereof is incorporated herein by reference to the section entitled “Meetings and Committees of the Board of Directors” in the registrant’s proxy statement for its annual meeting of stockholders on January 26, 2006.

The following table sets forth the names and current positions of the registrant’s executive officers, including their five-year business history and ages. Executive officers of the company and its subsidiaries are elected annually.

Name	Current Position and Five-Year Business History	Age
Carol L. Bernick (1)	Since October, 2004 – Chairman; June, 2002 to October, 2004 – Vice Chairman and Assistant Secretary, President, Alberto-Culver Consumer Products Worldwide, a division of the registrant, and President, Alberto-Culver USA, Inc., a subsidiary of the registrant; January, 1999 to June, 2002 – Vice Chairman and Assistant Secretary, President, Alberto-Culver North America, formerly a division of the registrant, and President, Alberto-Culver USA, Inc.	53

Howard B. Bernick (1)	President and Chief Executive Officer.	53

John R. Berschied, Jr.	Group Vice President, Global Research and Development.	62

William J. Cernugel	Senior Vice President and Chief Financial Officer.	63

V. James Marino	Since October, 2004 – President, Alberto-Culver Consumer Products Worldwide; June, 2002 to October, 2004 – President, Alberto Personal Care Worldwide, a division of the registrant; 1999 to June, 2002 – Group Vice President, Hair Care, Alberto-Culver North America.	55

Michael H. Renzulli	Since May, 2005 – Chairman, Sally Beauty Company, Inc., a subsidiary of the registrant; previously President, Sally Beauty Company, Inc. for more than five years.	65

Gary P. Schmidt	Since January, 2005 – Senior Vice President, General Counsel and Secretary; January, 2004 to January, 2005 – Senior Vice President, General Counsel and Assistant Secretary; previously Vice President, General Counsel and Assistant Secretary for more than five years.	54

Gary G. Winterhalter	Since May, 2005 – President, Sally Beauty Company, Inc.; previously President, Sally Beauty North America, a division of Sally Beauty Company, Inc., for more than five years.	53

(1)	Carol L. Bernick is the wife of Howard B. Bernick and the daughter of Leonard H. Lavin, a director of the company.

The company has adopted a code of ethics that applies to the Chief Executive Officer, Chief Financial Officer and Corporate Controller. The company will provide copies of such code of ethics to any person, without charge, upon written request to the Vice President, Corporate Development and Investor Relations. The company intends to disclose on its website at www.alberto.com any substantive amendment to, or waiver from, a provision of the code of ethics that applies to these individuals or persons performing similar functions.

The company has adopted (a) Governance Guidelines, (b) a Code of Business Conduct and Ethics that apply to directors, officers and employees and (c) Charters for the Audit, Compensation and Leadership Development and Nominating/Governance committees of the Board of Directors. Copies of these documents are available on the company’s website at www.alberto.com and are available in print to any person, without charge, upon written request to the Vice President, Corporate Development and Investor Relations.

ITEM 11. EXECUTIVE COMPENSATION

Information required for this Item is incorporated herein by reference to the section entitled “Executive Compensation” in the registrant’s proxy statement for its annual meeting of stockholders on January 26, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required for this Item is incorporated herein by reference to the sections entitled “Equity Compensation Plan Information” and “Security Ownership of Management and Certain Beneficial Owners” in the registrant’s proxy statement for its annual meeting of stockholders on January 26, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required for this Item is incorporated herein by reference to the section entitled “Certain Business Relationships” in the registrant’s proxy statement for its annual meeting of stockholders on January 26, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required for this Item is incorporated herein by reference to the section entitled “Audit and Related Fees” in the registrant’s proxy statement for its annual meeting of stockholders on January 26, 2006.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)		Documents filed as part of this report:

1.

Financial statements:

The consolidated financial statements and notes required to be included in Part II, Item 8 are incorporated by reference to the registrant’s annual report to stockholders for the year ended September 30, 2005, which is filed as an exhibit to this report.

	2.	Financial statement schedules:

Description	Schedule
Valuation and Qualifying Accounts	II

All other schedules are omitted as the information required is not applicable.

3.	Exhibits:

Exhibit Number	Description

3 (i)	Copy of Restated Certificate of Incorporation of Alberto-Culver Company (filed as Exhibit 3(i) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2004).

3 (ii)(a)	Copy of Amended and Restated By-Laws of Alberto-Culver Company (filed as Exhibit 3(ii) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2000).

3 (ii)(b)	Copy of Amendment to Amended and Restated By-Laws of Alberto-Culver Company (filed as Exhibit 3(ii)(b) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2004).

3 (ii)(c)	Copy of Amendment to Amended and Restated By-Laws of Alberto-Culver Company (filed as Exhibit 10 and incorporated herein by reference to the company’s Form 8-K Current Report dated January 27, 2005).

4	Certain instruments defining the rights of holders of long-term obligations of the registrant and certain of its subsidiaries (the total amount of securities authorized under each of which does not exceed ten percent of the registrant’s consolidated assets) are omitted pursuant to part 4 (iii) (A) of Item 601 (b) of Regulation S-K. The registrant agrees to furnish copies of any such instruments to the Securities and Exchange Commission upon request.

4 (a)	Copy of Indenture dated June 10, 1998 between Alberto-Culver Company and The First National Bank of Chicago, as Trustee (filed as Exhibit 4(a) and incorporated herein by reference to the company’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998).

4 (b)	Copy of 6.375% Debentures due June 15, 2028 (filed as Exhibit 4(b) and incorporated herein by reference to the company’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998).

3.	Exhibits (continued):

Exhibit Number	Description
4 (c)	Copy of Amended and Restated Credit Agreement dated as of August 31, 2004 among Alberto-Culver Company, Bank of America, N.A. as administrative agent and the other financial institutions being parties thereto (filed as Exhibit 4 and incorporated herein by reference to the company’s Form 8-K Current Report dated August 31, 2004).

10 (a)	Copy of Alberto-Culver Company Management Incentive Plan, as amended* (filed as Exhibit 10(f) and incorporated herein by reference to the company’s Form 10-Q Quarterly Report for the quarter ended March 31, 2004).

10 (b)	Summary of fiscal year 2006 award opportunities under the Alberto-Culver Company Management Incentive Plan, as amended, for certain executive officers*.

10 (c)	Copy of Alberto-Culver Company 1994 Shareholder Value Incentive Plan, as amended* (filed as Exhibit 10(b) and incorporated herein by reference to the company’s Form 8-K Current Report dated April 27, 2005).

10 (d)	Summary of selected index and target performance levels for fiscal years 2006, 2005 and 2004 grants to certain executive officers under the 1994 Shareholder Value Incentive Plan, as amended*.

10 (e)	Copy of Alberto-Culver Company Employee Stock Option Plan of 1988, as amended* (filed as Exhibit 10(b) and incorporated herein by reference to the company’s Form 10-Q Quarterly Report for the quarter ended March 31, 2004).

10 (f)	Copy of the Alberto-Culver Company Employee Stock Option Plan of 2003* (filed as Exhibit 10(a) and incorporated herein by reference to the company’s Form 10-Q Quarterly Report for the quarter ended March 31, 2004).

10 (g)	Copy of Alberto-Culver Company 1994 Restricted Stock Plan, as amended* (filed as Exhibit 10(d) and incorporated herein by reference to the company’s Form 10-Q Quarterly Report for the quarter ended March 31, 2004).

10 (h)	Copy of Alberto-Culver Company 2003 Restricted Stock Plan* (filed as Exhibit 10(c) and incorporated herein by reference to the company’s Form 10-Q Quarterly Report for the quarter ended March 31, 2004).

10 (i)	Copy of Alberto-Culver Company 1994 Stock Option Plan for Non-Employee Directors, as amended* (filed as Exhibit 10(h) and incorporated herein by reference to the company’s Form 10-Q Quarterly Report for the quarter ended March 31, 2004).

10 (j)	Copy of Alberto-Culver Company 2003 Stock Option Plan for Non-Employee Directors* (filed as Exhibit 10 and incorporated herein by reference to the company’s Form 10-Q Quarterly Report for the quarter ended December 31, 2004).

10 (k)	Copy of Split Dollar Life Insurance Agreement dated September 30, 1993 between Alberto-Culver Company and the trustee of the Lavin Survivorship Insurance Trust* (filed as Exhibit 10(e) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 1993).

3.	Exhibits (continued):

Exhibit Number	Description
10 (l)	Form of Severance Agreement between Alberto-Culver Company and named executive officers* (filed as Exhibit 10(f) and incorporated herein by reference to the company’s Form 10-Q Quarterly Report for the quarter ended December 31, 1996).

10 (m)	Form of Amendment of Severance Agreement between Alberto-Culver Company and named executive officers* (filed as Exhibit 10(k) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2004).

10 (n)	Copy of the Alberto-Culver Company Executive Deferred Compensation Plan, as amended* (filed as Exhibit 10(i) and incorporated herein by reference to the company’s Form 10-Q Quarterly Report for the quarter ended March 31, 2004).

10 (o)	Copy of the Alberto-Culver Company Deferred Compensation Plan for Non-Employee Directors* (filed as Exhibit 10(l) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2003).

10 (p)	Form of Key Executive Deferred Compensation Agreement between Alberto-Culver Company and certain of its officers, and schedule setting forth the registrant’s named executive officers (as defined in Item 402 of Regulation S-K) who are parties to such an agreement and the material terms of each such named executive officer’s agreement* (filed as Exhibit 10(k) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2003).

10 (q)	Form of Amendment of Key Executive Deferred Compensation Agreement between Alberto-Culver Company and certain of its officers* (filed as Exhibit 10 and incorporated herein by reference to the company’s Form 8-K Current Report dated January 13, 2005).

10 (r)	Copy of Employment Agreement between Leonard H. Lavin and Alberto-Culver Company dated as of December 6, 2004* (filed as Exhibit 10 and incorporated herein by reference to the company’s Form 8-K Current Report dated September 21, 2004).

10 (s)	Copy of Amendment to Employment Agreement between Leonard H. Lavin and Alberto-Culver Company dated April 27, 2005 (original agreement dated as of December 6, 2004)* (filed as Exhibit 10(a) and incorporated herein by reference to the company’s Form 8-K Current Report dated April 27, 2005).

10 (t)	Form of Time Sharing Agreement dated as of June 20, 2005 between Alberto-Culver USA, Inc. and certain executive officers and directors* (filed as Exhibit 10 and incorporated herein by reference to the company’s Form 8-K Current Report dated June 20, 2005).

10 (u)	Summary of salaries for named executive officers*.

10 (v)	Summary of director compensation*.

3.	Exhibits (continued):

Exhibit Number	Description
13	Portions of annual report to stockholders for the year ended September 30, 2005 incorporated herein by reference.

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31(a)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31(b)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is a management contract or compensatory plan or arrangement of the registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of December, 2005.

ALBERTO-CULVER COMPANY

By	/s/ Howard B. Bernick
Howard B. Bernick
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Carol L. Bernick	Chairman of the Board and Director	December 4, 2005
Carol L. Bernick

/s/ Howard B. Bernick	President, Chief Executive Officer and Director (Principal Executive Officer)	December 8, 2005
Howard B. Bernick

/s/ Leonard H. Lavin	Chairman Emeritus and Director	December 8, 2005
Leonard H. Lavin

/s/ William J. Cernugel	Senior Vice President and Chief Financial Officer (Principal Financial & Accounting Officer)	December 8, 2005
William J. Cernugel

/s/ A.G. Atwater, Jr.	Director	December 2, 2005
A.G. Atwater, Jr.

/s/ James G. Brocksmith, Jr.	Director	December 8, 2005
James G. Brocksmith, Jr.

/s/ Jim Edgar	Director	December 2, 2005
Jim Edgar

/s/ King Harris	Director	December 2, 2005
King Harris

/s/ John A. Miller	Director	December 8, 2005
John A. Miller

/s/ Robert H. Rock	Director	December 8, 2005
Robert H. Rock

/s/ Sam J. Susser	Director	December 2, 2005
Sam J. Susser

/s/ William W. Wirtz	Director	December 8, 2005
William W. Wirtz

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Alberto-Culver Company:

On December 8, 2005, we reported on the consolidated balance sheets of Alberto-Culver Company and Subsidiaries as of September 30, 2005 and 2004 and the related consolidated statements of earnings, cash flows and stockholders’ equity for each of the years in the three-year period ended September 30, 2005, as contained in the 2005 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended September 30, 2005. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 15(a)2 of the annual report on Form 10-K. That financial statement schedule is the responsibility of the company’s management. Our responsibility is to express an opinion on that financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
KPMG LLP

Chicago, Illinois

December 8, 2005

Schedule II

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Valuation and Qualifying Accounts

(In thousands)

	Year Ended September 30,
	2005	2004	2003
Allowance for doubtful accounts:
Balance at beginning of period	$12,860	19,111	17,550
Additions (deductions):
Bad debt expense (benefit)	(293)	1,321	7,733
Uncollectible accounts written off, net of recoveries	(6,726)	(7,374)	(7,195)
Allowance for doubtful accounts of acquired companies	205	500	—
Allowance for doubtful accounts of divested companies	—	(872)	—
Other, including the effect of foreign exchange rates	93	174	1,023

Balance at end of period	$6,139	12,860	19,111

Inventory allowances:
Balance at beginning of period	$29,505	28,270	31,696
Additions (deductions):
Charged to expense	26,205	33,689	31,427
Write-offs	(32,323)	(32,055)	(35,842)
Inventory allowances of acquired companies	1,615	366	260
Inventory allowances of divested companies	—	(679)	—
Effect of foreign exchange rates	(1)	(86)	729

Balance at end of period	$25,001	29,505	28,270