Form 10-Q
period 2005-12-31
ALBERTO CULVER CO
filed 2006-02-08
CIK 3327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

December 31, 2005

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

At December 31, 2005, the company had 92,126,337 shares of common stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

Three Months Ended December 31, 2005 and 2004

(in thousands, except per share data)

	(Unaudited)
	2005	2004
Net sales	$898,265	847,534
Cost of products sold	448,363	421,473

Gross profit	449,902	426,061
Advertising, marketing, selling and administrative expenses (note 5)	366,736	344,509
Non-cash charge related to conversion to one class of common stock (note 2)	1	3,790

Operating earnings	83,165	77,762
Interest expense, net of interest income of $1,017 in 2005 and $860 in 2004	1,549	1,734

Earnings before provision for income taxes	81,616	76,028
Provision for income taxes	29,513	26,610

Net earnings	$52,103	49,418

Net earnings per share:
Basic	$.57	.54

Diluted	$.56	.53

Weighted average shares outstanding:
Basic	91,846	90,703

Diluted	92,467	92,450

Cash dividends paid per share	$.115	.10

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2005 and September 30, 2005

(dollars in thousands, except share data)

	(Unaudited)
	December 31, 2005	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$125,602	103,691
Short-term investments	52,000	64,800
Receivables, less allowance for doubtful accounts ($6,109 at 12/31/05 and $6,139 at 9/30/05)	277,133	285,940
Inventories:
Raw materials	49,086	46,495
Work-in-process	8,590	6,795
Finished goods	658,953	636,402

Total inventories	716,629	689,692
Other current assets	49,060	45,501

Total current assets	1,220,424	1,189,624

Property, plant and equipment at cost, less accumulated depreciation ($385,833 at 12/31/05 and $374,577 at 9/30/05)	346,865	335,400
Goodwill	550,156	551,157
Trade names	135,576	136,369
Other assets	87,092	89,573

Total assets	$2,340,113	2,302,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$922	809
Accounts payable	255,965	261,327
Accrued expenses	230,931	252,523
Income taxes	47,144	21,271

Total current liabilities	534,962	535,930

Long-term debt	124,271	124,084
Deferred income taxes	30,761	33,105
Other liabilities	73,627	77,382
Stockholders’ equity:
Common stock, par value $.22 per share, authorized 300,000,000 shares; issued 98,470,287 at 12/31/05 and 9/30/05	21,663	21,663
Additional paid-in capital	351,612	346,827
Retained earnings	1,348,798	1,307,282
Unearned compensation	(436)	(3,427)
Accumulated other comprehensive loss – foreign currency translation	(21,281)	(15,099)

	1,700,356	1,657,246
Less treasury stock at cost (6,343,950 shares at 12/31/05 and 6,479,162 at 9/30/05)	(123,864)	(125,624)

Total stockholders’ equity	1,576,492	1,531,622

Total liabilities and stockholders’ equity	$2,340,113	2,302,123

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three Months Ended December 31, 2005 and 2004

(in thousands)

	(Unaudited)
	2005	2004
Cash Flows from Operating Activities:
Net earnings	$52,103	49,418
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	14,615	12,111
Amortization of other assets and unearned compensation	1,656	1,546
Non-cash charge related to conversion to one class of common stock, net of deferred tax benefit of $1,326 in 2004 (note 2)	1	2,464
Stock option expense, net of deferred tax benefit of $2,504 in 2005 (note 5)	4,452	—
Deferred income taxes	(1,468)	1,648
Cash effects of changes in (excluding acquisitions):
Receivables, net	6,868	16,954
Inventories	(29,121)	(33,827)
Other current assets	(2,153)	(2,686)
Accounts payable and accrued expenses	(15,565)	(65,106)
Income taxes	25,949	15,586
Other assets	(582)	865
Other liabilities	(869)	1,041

Net cash provided by operating activities	55,886	14

Cash Flows from Investing Activities:
Proceeds from sales of short-term investments, net of purchases of $33,025 in 2005 and $67,456 in 2004	12,800	73,299
Capital expenditures	(29,048)	(21,973)
Payments for purchased businesses, net of acquired companies’ cash	(4,253)	(89,396)
Proceeds from disposals of assets	3,903	607

Net cash used by investing activities	(16,598)	(37,463)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	606	20,150
Repayments of long-term debt	(244)	(122)
Change in book cash overdraft	(7,925)	14,083
Proceeds from exercises of stock options	2,895	7,866
Excess tax benefit from stock option exercises	80	—
Cash dividends paid	(10,587)	(9,096)
Stock purchased for treasury	(1,184)	(1,437)

Net cash (used) provided by financing activities	(16,359)	31,444

Effect of foreign exchange rate changes on cash and cash equivalents	(1,018)	3,906

Net increase (decrease) in cash and cash equivalents	21,911	(2,099)
Cash and cash equivalents at beginning of period	103,691	99,035

Cash and cash equivalents at end of period	$125,602	96,936

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Alberto-Culver Company and its subsidiaries (the company) operate two businesses: Global Consumer Products and Beauty Supply Distribution. The Global Consumer Products business consists of two divisions: (1) Alberto-Culver Consumer Products Worldwide, which develops, manufactures, distributes and markets branded beauty care products as well as branded food and household products in the United States and more than 100 other countries, and (2) Cederroth International, which manufactures, markets and distributes beauty and health care products throughout Scandinavia and in Europe. For reporting purposes, these two divisions are included in the Global Consumer Products segment. The company’s Beauty Supply Distribution business includes two segments: (1) Sally Beauty Supply, a domestic and international chain of cash-and-carry stores offering professional beauty supplies to both salon professionals and retail consumers, and (2) Beauty Systems Group (BSG), a full-service beauty supply distributor offering professional brands directly to salons through its own sales force and professional-only stores in exclusive geographical territories in North America.

The consolidated financial statements of the company contained in this report have not been audited by the company’s independent registered public accounting firm, except for balance sheet information presented at September 30, 2005 which has been derived from the company’s audited 2005 financial statements. However, in the opinion of the company, the consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the data contained therein. The results of operations for the periods presented are not necessarily indicative of results for a full year. Certain amounts for the prior year have been reclassified to conform to the current year’s presentation.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements. Actual results may differ from those estimates. Management believes these estimates and assumptions are reasonable.

Effective October 1, 2005, the company adopted Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share-Based Payment,” using the modified prospective method. Under this method, compensation expense is recognized for new stock option grants beginning in fiscal year 2006 and for the unvested portion of outstanding stock options that were granted prior to the adoption of SFAS No. 123 (R). The company recognizes compensation expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. In accordance with the modified prospective method, the financial statements for prior periods have not been restated. See note 5 for further discussion of the adoption and the impact on the first quarter of fiscal year 2006.

These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the fiscal year ended September 30, 2005.

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

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(2) CONVERSION TO ONE CLASS OF COMMON STOCK (continued)

Prior to the adoption of SFAS No. 123 (R), as discussed in note 5, the company accounted for stock compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” which required the company to recognize a non-cash charge from the remeasurement of the intrinsic value of all Class A stock options outstanding on the conversion date. A portion of this non-cash charge was recognized on the conversion date for vested stock options and the remaining non-cash charges related to unvested stock options and restricted shares was being recognized over the remaining vesting periods. In the first quarter of fiscal year 2005, the company recorded non-cash charges against pre-tax earnings of $3.8 million ($2.5 million after tax). The non-cash charges reduced operating earnings, provision for income taxes, net earnings and basic and diluted net earnings per share. The net balance sheet effect of the options remeasurement increased total stockholders’ equity by $1.3 million in the first quarter of fiscal year 2005, and resulted in the recognition of deferred tax assets of the same amount. Due to the adoption of SFAS No. 123 (R) effective October 1, 2005, the amount of the non-cash charge affecting the first quarter of fiscal year 2006 was approximately $1,000. The non-cash charge relates to a change in the capital structure of the company rather than the normal operations of the company’s core businesses and had no effect on the operating profits or cash flows of the company’s business segments or the consolidated cash flows of the company.

(3) STOCKHOLDERS’ EQUITY

On April 28, 2005, the Board of Directors authorized the company to purchase up to 5,000,000 shares of common stock. This new authorization was accomplished by increasing a previous share repurchase program that had 2,052,450 remaining authorized shares. No shares have been purchased under the new authorization as of December 31, 2005.

During the three months ended December 31, 2005 and 2004, the company acquired $1.6 million and $2.1 million, respectively, of common stock surrendered by employees in connection with the exercises of stock options and the payment of withholding taxes as provided under the terms of certain incentive plans. Shares acquired under these plans are not subject to the company’s stock repurchase program.

(4) WEIGHTED AVERAGE SHARES OUTSTANDING

The following table provides information on basic and diluted weighted average shares outstanding (in thousands):

	Three Months Ended December 31
	2005	2004
Basic weighted average shares outstanding	91,846	90,703
Effect of dilutive securities:
Assumed exercise of stock options	1,029	1,499
Assumed vesting of restricted stock	221	309
Effect of unrecognized stock-based compensation related to future services	(629)	(61)

Diluted weighted average shares outstanding	92,467	92,450

The computations of diluted weighted average shares outstanding for the three months ended December 31, 2005 and 2004 exclude stock options for 2.9 million and 8,000 shares, respectively, since the options’ exercise prices were greater than the average market price and therefore the options were anti-dilutive.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(5) ACCOUNTING FOR STOCK-BASED COMPENSATION

The company provides stock-based compensation under two stock option plans that have been approved by its stockholders. Under these plans, the company is authorized to issue non-qualified stock options to employees and non-employee directors to purchase a limited number of shares of the company’s common stock at a price not less than the fair market value of the stock on the date of grant. Generally, options under the plans expire ten years from the date of grant and are exercisable on a cumulative basis in four equal annual increments commencing one year after the date of grant. A total of 9.2 million shares have been authorized to be issued under the plans, of which 2.9 million shares remain available for future grants as of December 31, 2005. The company also has stock options outstanding under two previous plans which, upon the adoption of the current plans, can no longer issue new grants. The company expects to use treasury shares upon the exercise of stock options in the foreseeable future.

Prior to fiscal year 2006, SFAS No. 123, “Accounting for Stock-Based Compensation,” required either the adoption of a fair value based method of accounting for stock-based compensation or the continuance of the intrinsic value method with pro-forma disclosures as if the fair value method was adopted. The company had elected to measure compensation expense for its stock-based plans using the intrinsic value method prescribed by APB Opinion No. 25, and, accordingly, no compensation cost related to stock options had been recognized in the consolidated statements of earnings, except for the non-cash charge related to the conversion to one class of common stock discussed in note 2.

Effective October 1, 2005, the company adopted SFAS No. 123 (R) using the modified prospective method. Under this method, compensation expense is recognized for new stock option grants beginning in fiscal year 2006 and for the unvested portion of outstanding stock options that were granted prior to the adoption of SFAS No. 123 (R). The company recognizes compensation expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. In accordance with the modified prospective method, the financial statements for prior periods have not been restated.

In the first quarter of fiscal year 2006, the company recorded stock option expense that reduced operating earnings by $7.0 million, provision for income taxes by $2.5 million, net earnings by $4.5 million and basic and diluted net earnings per share by five cents. The $7.0 million of expense included the immediate expensing of the fair value of stock options granted during the quarter to participants who had already met the definition of retirement under the stock option plans. The stock option expense was included in advertising, marketing, selling and administrative expenses in the consolidated statement of earnings. The net balance sheet effect of recognizing stock option expense increased total stockholders’ equity by $2.5 million in the first quarter of fiscal year 2006 and resulted in the recognition of deferred tax assets of the same amount. The adoption of SFAS No. 123 (R), which requires excess tax benefits from employee stock option exercises to be reflected as financing cash inflows, did not have a material effect on the company’s consolidated statement of cash flows.

The weighted average fair value of stock options at the date of grant during the three months ended December 31, 2005 and 2004 was $9.42 and $9.33, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended December 31
	2005	2004
Expected life	3.5 - 4.5 years	3.5 - 5 years
Volatility	20.0%	20.0%
Risk-free interest rate	4.2%	3.3% - 3.4%
Dividend yield	1.0%	0.9%

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(5) ACCOUNTING FOR STOCK-BASED COMPENSATION (continued)

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical volatility of the company’s common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the company’s anticipated cash dividend over the expected life of the stock options.

Stock option activity under the plans is summarized as follows (options in thousands):

	Number of Options (in thousands)	Weighted Average Option Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2005	6,487	$32.79
Granted	1,569	$44.40
Exercised	(122)	$26.75
Canceled	(51)	$36.36

Outstanding at December 31, 2005	7,883	$35.17	8.0 years	$84,527

Exercisable at December 31, 2005	4,007	$28.44	6.8 years	$69,928

The total fair value of stock options that vested during the three months ended December 31, 2005 and 2004 was $233,000 and $83,000, respectively. The total intrinsic value of stock options exercised during the three months ended December 31, 2005 and 2004 was $2.1 million and $9.1 million, respectively. The tax benefit realized from stock options exercised during the three months ended December 31, 2005 and 2004 was $562,000 and $2.7 million, respectively.

As of December 31, 2005, the company had $23.1 million of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of 2.5 years.

The company is also authorized to grant up to 900,000 restricted shares of common stock to employees under a restricted stock plan that has been approved by stockholders. As of December 31, 2005, approximately 796,000 shares remain authorized for future issuance under the plan. In addition, the company has restricted shares outstanding under a previous restricted stock plan which, upon the adoption of the current plan, can no longer issue new grants. The restricted shares under these plans meet the definition of “nonvested shares” in SFAS No. 123 (R). The restricted shares generally vest on a cumulative basis in four equal annual installments commencing two years after the date of grant. The total fair market value of restricted shares on the date of grant is amortized to expense on a straight-line basis over the five-year vesting period. The amortization expense related to restricted shares during the three months ended December 31, 2005 and 2004 was $428,000 and $426,000, respectively.

Restricted share activity under the plans is summarized as follows (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2005	168	$24.29
Granted	44	$44.40
Vested	(1)	$15.11
Forfeited	(5)	$15.20

Nonvested at December 31, 2005	206	$28.86

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(5) ACCOUNTING FOR STOCK-BASED COMPENSATION (continued)

The unamortized balance of restricted shares was included in unearned compensation, a separate component of stockholders’ equity, as of September 30, 2005 and was reclassified to additional paid-in capital upon the adoption of SFAS No. 123 (R). As of December 31, 2005, the company had $4.5 million of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of 3.5 years.

Had compensation expense for stock option plans been determined based upon the fair value of stock options on the dates of grant and recognized over the vesting period consistent with SFAS No. 123, the company’s pro-forma net earnings and net earnings per share for the three months ended December 31, 2004 would have been as follows (in thousands, except per share amounts):

Three Months Ended December 31, 2004
Reported net earnings:	$49,418
Add: Stock-based compensation expense included in reported net income, net of related income tax effects	2,741
Less: Stock-based compensation expense determined under the fair value based method for all awards, net of related income tax effects	(4,412)

Pro-forma net earnings	$47,747

Basic net earnings per share:
As reported	$.54
Pro-forma	$.53
Diluted net earnings per share:
As reported	$.53
Pro-forma	$.52

The $2.7 million addition to reported net income for the three months ended December 31, 2004 for stock-based compensation expense includes the $2.5 million of after-tax non-cash charge related to the conversion to a single class of common stock. The $4.4 million deduction for the three months ended December 31, 2004 for stock-based compensation expense determined under the fair-value based method includes $6,000 of pro-forma after-tax non-cash charges related to the conversion to a single class of common stock. See note 2 for further discussion of the conversion.

In January, 2004, the company amended the retirement provisions of its stock option plans to change the definition of retirement and to allow for the continuation of vesting after retirement. As a result of implementation guidance provided in SFAS No. 123 (R), and other minor adjustments, the company has modified its pro-forma disclosures for the prior period.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(6) COMPREHENSIVE INCOME

Comprehensive income consists of net earnings and foreign currency translation adjustments as follows (in thousands):

	Three Months Ended December 31
	2005	2004
Net earnings	$52,103	49,418
Other comprehensive income adjustments- foreign currency translation	(6,182)	25,154

Comprehensive income	$45,921	74,572

The net earnings and comprehensive income amounts for the three months ended December 31, 2005 include $4.5 million of stock option expense as a result of the company adopting SFAS No. 123 (R). See note 5 for further discussion of stock option expense. The net earnings and comprehensive income amounts for the three months ended December 31, 2004 include the $2.5 million after-tax non-cash charge related to the conversion to a single class of common stock. The non-cash charge, net of income taxes, for the three months ended December 31, 2005 was approximately $1,000. See note 2 for further discussion of the conversion.

(7) BUSINESS SEGMENT INFORMATION

Segment information for the three months ended December 31, 2005 and 2004 is as follows (in thousands):

	Three Months Ended December 31
	2005	2004
Net sales:
Global Consumer Products	$318,905	303,735
Beauty Supply Distribution:
Sally Beauty Supply	349,982	337,791
Beauty Systems Group	236,373	213,019

Total	586,355	550,810
Eliminations	(6,995)	(7,011)

	$898,265	847,534

Earnings before provision for income taxes:
Global Consumer Products	$31,423	27,404
Beauty Supply Distribution:
Sally Beauty Supply	47,273	42,058
Beauty Systems Group	16,839	15,161

Total	64,112	57,219

Segment operating profit	95,535	84,623
Unallocated expenses	(5,413)	(3,071)
Stock option expense (note 5)	(6,956)	—
Non-cash charge related to conversion to one class of common stock (note 2)	(1)	(3,790)
Interest expense, net of interest income	(1,549)	(1,734)

	$81,616	76,028

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(8) GOODWILL AND TRADE NAMES

The change in the carrying amount of goodwill by operating segment for the three months ended December 31, 2005 is as follows (in thousands):

	Global Consumer Products	Sally Beauty Supply	Beauty Systems Group	Total
Balance as of September 30, 2005	$197,607	10,089	343,461	551,157
Additions, net of purchase price adjustments	5	—	—	5
Foreign currency translation	(1,161)	(21)	176	(1,006)

Balance as of December 31, 2005	$196,451	10,068	343,637	550,156

Indefinite-lived trade names by operating segment at December 31, 2005 and September 30, 2005 were as follows (in thousands):

	December 31, 2005	September 30, 2005
Global Consumer Products	$104,863	105,756
Sally Beauty Supply	713	613
Beauty Systems Group	30,000	30,000

	$135,576	136,369

The decrease in Global Consumer Products’ trade names is due to the effect of foreign exchange rates.

(9) ACQUISITIONS

On December 31, 2004, the company acquired CosmoProf, a full-service distributor of professional beauty products, in order to expand the geographic area served by Beauty Systems Group. The total purchase price was $91.2 million, with $84.8 million of this amount paid at closing. The remaining $6.4 million of purchase price was paid in the third and fourth quarters of fiscal year 2005 upon finalization of the closing balance sheet. Goodwill of $54.8 million, trade names of $19.7 million and other intangible assets of $4.9 million were recorded as a result of the acquisition, substantially all of which are expected to be deductible for tax purposes. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of CosmoProf are included in the consolidated financial statements from the date of acquisition. CosmoProf is included in the company’s Beauty Systems Group segment. Pro-forma information for CosmoProf is not provided since it is not material to the company’s consolidated results of operations.

On May 18, 2005, the company acquired substantially all the assets of Nexxus Products Company (Nexxus). The company expects the Nexxus line of hair care products to expand its market share in the hair care category and provide higher profit margins. The total amount paid for the acquisition was $46.5 million. Additional consideration of up to $55.0 million may be paid over the ten years following the closing of the acquisition based on a percentage of sales of Nexxus branded products in accordance with the purchase agreement. Such additional consideration will be accrued in the period the company becomes obligated to pay the amounts and will increase the amount of goodwill resulting from the acquisition. Through December 31, 2005, no additional consideration was owed. Goodwill of $27.7 million, a trade name of $12.6 million and other intangible assets of $2.0 million have been recorded as a result of the acquisition and are expected to be deductible for tax purposes. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Nexxus have been included in the consolidated financial statements from the date of acquisition. Nexxus is included in the company’s Global Consumer Products segment. Pro-forma information for Nexxus is not provided since it is not material to the company’s consolidated results of operations.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(10) AUCTION RATE SECURITIES

The company regularly invests in auction rate securities (ARS) which typically are bonds with 20 to 30 year maturities that have interest rates which reset at short intervals through an auction process. Prior to March 31, 2005, the company had consistently classified these investments as cash equivalents. As a result of interpretations on the balance sheet classification of ARS that were released during the second quarter of fiscal year 2005, the company has changed its previous practice and has classified $52.0 million and $64.8 million of ARS as available for sale short-term investments as of December 31, 2005 and September 30, 2005, respectively. In addition, “Proceeds from sales of short-term investments, net of purchases” is included in the accompanying consolidated statements of cash flows to reflect the purchase and sale of ARS during the periods presented.

(11) SUBSEQUENT EVENT

On January 10, 2006, the company entered into a definitive agreement with Regis Corporation (Regis) to merge Sally Holdings, Inc. (Sally Holdings), a wholly-owned subsidiary of the company, with Regis in a tax-free transaction. Sally Holdings is comprised of the company’s Sally Beauty Supply and Beauty Systems Group business segments. To effect the combination, the company intends to spin-off Sally Holdings pursuant to a Separation Agreement between the company and Sally Holdings by distributing on a pro-rata basis all of the issued and outstanding common stock of Sally Holdings to the company’s stockholders. As a result of the spin-off, stockholders of the company will also become stockholders of Sally Holdings. Immediately thereafter, pursuant to an Agreement and Plan of Merger (Merger Agreement) with Regis, Sally Holdings will merge with a wholly-owned subsidiary of Regis and Regis will acquire all of the issued and outstanding common stock of Sally Holdings. Stockholders of Sally Holdings will receive 0.6 shares of Regis common stock in exchange for each share of Sally Holdings owned prior to the merger. The transaction, which is subject to a number of conditions including the receipt of a favorable private letter ruling from the Internal Revenue Service and approval by stockholders of the company and Regis, is expected to close in the late spring or early summer of 2006. Upon completion of the merger, the company’s stockholders will own approximately 54.5% of the outstanding common stock of Regis on a diluted basis using the treasury method.

Prior to its spin-off, Sally Holdings will pay the company, as the sole stockholder of Sally Holdings, a dividend of $400 million pursuant to the Separation Agreement. It is anticipated that Sally Holdings or its subsidiaries will borrow the funds from a third party to pay the dividend. The company plans to use approximately $280 million of these funds to pay a special $3 per share cash dividend to its stockholders after the closing of Sally Holdings’ merger with Regis.

The company intends to treat the transactions contemplated by the Separation Agreement and Merger Agreement as though they constitute a Change in Control for purposes of the company’s stock option and restricted stock plans. As a result, in accordance with the terms of these plans, all outstanding stock options and restricted shares of the company will become fully vested upon the closing of the transaction. The company expects to record a charge at that time equal to the amount of future compensation expense that would have been recognized in subsequent periods as the stock options and restricted shares vested over the original vesting periods. At December 31, 2005, the total amount of unearned compensation, before income taxes, was $23.1 million for unvested stock options and $4.5 million for unvested restricted stock. Upon the closing of the transaction, all outstanding stock options held by employees of Sally Holdings will be converted into options to purchase shares of Regis common stock. All other outstanding stock options will remain options to purchase Alberto-Culver Company common stock and will be adjusted, in accordance with the terms of the company’s stock option plans, as a result of the spin-merge transaction and the special $3 cash dividend.

The Merger Agreement provides that (i) Regis will bear all of its own transaction expenses and (ii) Sally Holdings will bear two-thirds and the company will bear one-third of the combined transaction expenses of Sally Holdings and the company, with Sally Holdings’ portion to be repaid to the company following the merger. However, Sally Holdings’ portion cannot exceed $18 million. The transaction expenses of the company, including Sally Holdings’ portion, will be expensed by the company as incurred through the closing date.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(11) SUBSEQUENT EVENT (continued)

In addition, upon the closing of the transaction, Howard B. Bernick, Chief Executive Officer and President of Alberto-Culver Company, and Michael H. Renzulli, Chairman of Sally Beauty Company, Inc., will terminate their employment with the company and receive certain benefits primarily consisting of combined lump-sum cash payments totaling $10.4 million within 30 days after closing. The company will expense the $10.4 million related to these cash payments at the time of closing.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS

Alberto-Culver Company and its subsidiaries (the company) operate two businesses: Global Consumer Products and Beauty Supply Distribution. The Global Consumer Products business consists of two divisions: (1) Alberto-Culver Consumer Products Worldwide, which develops, manufactures, distributes and markets branded beauty care products as well as branded food and household products in the United States and more than 100 other countries, and (2) Cederroth International, which manufactures, markets and distributes beauty and health care products throughout Scandinavia and in Europe. For reporting purposes, these two divisions are included in the Global Consumer Products segment. The company’s Beauty Supply Distribution business includes two segments: (1) Sally Beauty Supply, a domestic and international chain of cash-and-carry stores offering professional beauty supplies to both salon professionals and retail consumers, and (2) Beauty Systems Group (BSG), a full-service beauty supply distributor offering professional brands directly to salons through its own sales force and professional-only stores in exclusive geographical territories in North America.

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

Prior to the adoption of Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share-Based Payment,” the company accounted for stock compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” which required the company to recognize a non-cash charge from the remeasurement of the intrinsic value of all Class A stock options outstanding on the conversion date. A portion of this non-cash charge was recognized on the conversion date for vested stock options and the remaining non-cash charges related to unvested stock options and restricted shares was being recognized over the remaining vesting periods. In the first quarter of fiscal year 2005, the company recorded non-cash charges against pre-tax earnings of $3.8 million ($2.5 million after tax). The non-cash charges reduced operating earnings, provision for income taxes, net earnings and basic and diluted net earnings per share. The net balance sheet effect of the options remeasurement increased total stockholders’ equity by $1.3 million in the first quarter of fiscal year 2005, and resulted in the recognition of deferred tax assets of the same amount. Due to the adoption of SFAS No. 123 (R) effective October 1, 2005, the amount of the non-cash charge affecting the first quarter of fiscal year 2006 was approximately $1,000. The non-cash charge relates to a change in the capital structure of the company rather than the normal operations of the company’s core businesses and had no effect on the operating profits or cash flows of the company’s business segments or the consolidated cash flows of the company.

Effective October 1, 2005, the company adopted SFAS No. 123 (R) using the modified prospective method. Under this method, compensation expense is recognized for new stock option grants beginning in fiscal year 2006 and for the unvested portion of outstanding stock options that were granted prior to the adoption of SFAS No. 123 (R). The company recognizes compensation expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. In accordance with the modified prospective method, the financial statements for prior periods have not been restated. In the first quarter of fiscal year 2006, the company recorded stock option expense that reduced operating earnings by $7.0 million, provision for income taxes by $2.5 million, net earnings by $4.5 million and basic and diluted net earnings per share by five cents. The $7.0 million of expense included the immediate expensing of the fair value of stock options granted during the quarter to participants who had already met the plans’ definition of retirement. The net balance sheet effect of recognizing stock option expense increased total stockholders’ equity by $2.5 million in the first quarter of fiscal year 2006 and resulted in the recognition of deferred tax assets of the same amount. The adoption of SFAS No. 123 (R) did not have a material effect on the company’s consolidated statement of cash flows.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

OVERVIEW (continued)

As of December 31, 2005, the company had $23.1 million of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of 2.5 years and $4.5 million of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of 3.5 years. The unamortized balance of restricted shares was included in unearned compensation, a separate component of stockholders’ equity, as of September 30, 2005 and was reclassified to additional paid-in capital upon the adoption of SFAS No. 123 (R).

“Net earnings excluding stock option expense and the non-cash charge,” “basic net earnings per share excluding stock option expense and the non-cash charge” and “diluted net earnings per share excluding stock option expense and the non-cash charge” are used in the “Results of Operations” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). These measures are “non-GAAP financial measures” as defined by Regulation G of the Securities and Exchange Commission. The company recorded stock option expense in accordance with SFAS No. 123 (R) beginning in the first quarter of fiscal year 2006. The non-cash charge relates to a change in the capital structure of the company rather than the normal operations of the company’s core businesses. Management uses these non-GAAP financial measures to evaluate the performance of the company and believes the presentation of these amounts provides the reader with information necessary to analyze the company’s normal operations for the periods presented. Reconciliations of these measures to the most directly comparable financial measures under U.S. generally accepted accounting principles (GAAP) are provided in the “Reconciliation of Non-GAAP Financial Measures” section of MD&A.

The company regularly invests in auction rate securities (ARS) which typically are bonds with 20 to 30 year maturities that have interest rates which reset at short intervals through an auction process. Prior to March 31, 2005, the company had consistently classified these investments as cash equivalents. As a result of interpretations on the balance sheet classification of ARS that were released during the second quarter of fiscal year 2005, the company has changed its previous practice and has classified $52.0 million and $64.8 million of ARS as available for sale short-term investments as of December 31, 2005 and September 30, 2005, respectively. In addition, “Proceeds from sales of short-term investments, net of purchases” is included in the consolidated statements of cash flows to reflect the purchase and sale of ARS during the periods presented.

SUBSEQUENT EVENT

On January 10, 2006, the company entered into a definitive agreement with Regis Corporation (Regis) to merge Sally Holdings, Inc. (Sally Holdings), a wholly-owned subsidiary of the company, with Regis in a tax-free transaction. Sally Holdings is comprised of the company’s Sally Beauty Supply and Beauty Systems Group business segments. To effect the combination, the company intends to spin-off Sally Holdings pursuant to a Separation Agreement between the company and Sally Holdings by distributing on a pro-rata basis all of the issued and outstanding common stock of Sally Holdings to the company’s stockholders. As a result of the spin-off, stockholders of the company will also become stockholders of Sally Holdings. Immediately thereafter, pursuant to an Agreement and Plan of Merger (Merger Agreement) with Regis, Sally Holdings will merge with a wholly-owned subsidiary of Regis and Regis will acquire all of the issued and outstanding common stock of Sally Holdings. Stockholders of Sally Holdings will receive 0.6 shares of Regis common stock in exchange for each share of Sally Holdings owned prior to the merger. The transaction, which is subject to a number of conditions including the receipt of a favorable private letter ruling from the Internal Revenue Service and approval by stockholders of the company and Regis, is expected to close in the late spring or early summer of 2006. Upon completion of the merger, the company’s stockholders will own approximately 54.5% of the outstanding common stock of Regis on a diluted basis using the treasury method.

Prior to its spin-off, Sally Holdings will pay the company, as the sole stockholder of Sally Holdings, a dividend of $400 million pursuant to the Separation Agreement. It is anticipated that Sally Holdings or its subsidiaries will borrow the funds from a third party to pay the dividend. The company plans to use approximately $280 million of these funds to pay a special $3 per share cash dividend to its stockholders after the closing of Sally Holdings’ merger with Regis.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

SUBSEQUENT EVENT (continued)

The company intends to treat the transactions contemplated by the Separation Agreement and Merger Agreement as though they constitute a Change in Control for purposes of the company’s stock option and restricted stock plans. As a result, in accordance with the terms of these plans, all outstanding stock options and restricted shares of the company will become fully vested upon the closing of the transaction. The company expects to record a charge at that time equal to the amount of future compensation expense that would have been recognized in subsequent periods as the stock options and restricted shares vested over the original vesting periods. At December 31, 2005, the total amount of unearned compensation, before income taxes, was $23.1 million for unvested stock options and $4.5 million for unvested restricted stock. Upon the closing of the transaction, all outstanding stock options held by employees of Sally Holdings will be converted into options to purchase shares of Regis common stock. All other outstanding stock options will remain options to purchase Alberto-Culver Company common stock and will be adjusted, in accordance with the terms of the company’s stock option plans, as a result of the spin-merge transaction and the special $3 cash dividend.

The Merger Agreement provides that (i) Regis will bear all of its own transaction expenses and (ii) Sally Holdings will bear two-thirds and the company will bear one-third of the combined transaction expenses of Sally Holdings and the company, with Sally Holdings’ portion to be repaid to the company following the merger. However, Sally Holdings’ portion cannot exceed $18 million. The transaction expenses of the company, including Sally Holdings’ portion, will be expensed by the company as incurred through the closing date.

In addition, upon the closing of the transaction, Howard B. Bernick, Chief Executive Officer and President of Alberto-Culver Company, and Michael H. Renzulli, Chairman of Sally Beauty Company, Inc., will terminate their employment with the company and receive certain benefits primarily consisting of combined lump-sum cash payments totaling $10.4 million within 30 days after closing. The company will expense the $10.4 million related to these cash payments at the time of closing.

RESULTS OF OPERATIONS

First Fiscal Quarter Ended December 31, 2005 versus First Fiscal Quarter Ended December 31, 2004

The company achieved record first quarter net sales of $898.3 million in fiscal year 2006, up $50.7 million or 6.0% over the comparable period of the prior year. The effect of foreign exchange rates decreased sales by 1.1% in the first quarter of fiscal year 2006. Organic sales, which exclude the effects of foreign exchange rates, acquisitions and a divestiture, grew 3.7% during the quarter. Management uses organic sales growth, a non-GAAP financial measure, to evaluate the operating results of the company and believes the presentation of organic sales growth provides the reader with information necessary to analyze the company’s operations for the periods presented. See the “Reconciliation of Non-GAAP Financial Measures” section of MD&A for a reconciliation of this non-GAAP financial measure to the most directly comparable financial measure under GAAP.

Net earnings were $52.1 million for the three months ended December 31, 2005 versus $49.4 million for the same period of the prior year. Net earnings for the first quarter of fiscal years 2006 and 2005 were reduced by $4.5 million and $2.5 million, net of income taxes, respectively, as a result of stock option expense and the non-cash charge discussed in the “Overview” section of MD&A. Basic earnings per share were 57 cents in the first quarter of fiscal year 2006 versus 54 cents in the same period of fiscal year 2005. Diluted earnings per share for the current quarter increased to 56 cents from 53 cents in the same period of the prior year. In the first quarter of fiscal year 2006, stock option expense and the non-cash charge decreased basic and diluted earnings per share by five cents. In the first quarter of fiscal year 2005, the non-cash charge reduced basic and diluted earnings per share by three cents.

Excluding stock option expense and the non-cash charge, net earnings were $56.6 million for the three months ended December 31, 2005 or 9.0% higher than net earnings of $51.9 million in the first quarter of fiscal year 2005. Basic earnings per share excluding stock option expense and the non-cash charge were 62 cents in the first quarter of fiscal year 2006, which was five cents or 8.8% higher than the same period of fiscal year 2005. Diluted earnings per share excluding stock option expense and the non-cash charge increased 8.9% to 61 cents from 56 cents in the same period of the prior year.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

RESULTS OF OPERATIONS (continued)

Sales of Global Consumer Products in the first quarter of fiscal year 2006 increased 5.0% to $318.9 million from $303.7 million in fiscal year 2005. The effect of foreign exchange rates decreased sales by 2.5% compared to the prior year. The first quarter sales increase was primarily due to higher sales of TRESemmé shampoos, conditioners and styling products (8.6%), principally due to the brand’s continued growth in the United States and the United Kingdom and the initial launch of TRESemmé in Australia. In addition, the acquisition of Nexxus in May, 2005 added approximately 0.8% to sales for the first quarter of fiscal year 2006. These increases were partially offset by decreased sales for St. Ives Apricot Scrubs, lotions and body washes (1.3%).

Sales of the Beauty Supply Distribution business, composed of Sally Beauty Supply and BSG, were $586.4 million in the first quarter of fiscal year 2006, representing an increase of 6.5% versus the prior year.

Sales of Sally Beauty Supply increased to $350.0 million in the first quarter of fiscal year 2006, compared to $337.8 million in the prior year. The sales increase of 3.6% was primarily attributable to the opening of new stores, including 78 net new stores during the last twelve months (2.2%) and the growth of its existing business which primarily represents same store sales. These increases were partially offset by the effect of foreign exchange rates (0.7%).

Sales of BSG were $236.4 million in the first quarter of fiscal year 2006 compared to $213.0 million in the previous year. The sales increase of 11.0% was mainly attributable to acquisitions (11.7%), the opening of 31 net new stores during the last twelve months (1.3%) and the impact of foreign exchange rates (0.5%). These increases were partially offset by a decrease in sales for existing BSG store business and lower sales from its professional distributor sales consultants principally resulting from certain suppliers’ decisions to begin selling their products directly to salons.

Cost of products sold as a percentage of net sales was 49.9% for the first quarter of fiscal year 2006 compared to 49.7% for the same quarter of the prior year. The higher cost of products sold percentage in the first quarter of fiscal year 2006 was primarily attributable to higher material and packaging costs and product mix for Alberto-Culver Consumer Products Worldwide, partially offset by improved vendor pricing and lower store inventory shrinkage for the Beauty Supply Distribution business.

Compared to the prior year, advertising, marketing, selling and administrative expenses in fiscal year 2006 increased $22.2 million or 6.5% for the first quarter. The increase primarily resulted from the higher selling and administrative costs associated with the growth of the Sally Beauty Supply and BSG businesses (including the acquisition of CosmoProf in December, 2004), $7.0 million of stock option expense resulting from the implementation of SFAS No. 123 (R) effective the first quarter of fiscal year 2006 and expenses related to the Regis transaction, partially offset by lower advertising and marketing expenses.

Advertising and marketing expenditures were $63.0 million in the first quarter of fiscal year 2006, a decrease of 4.8% from $66.1 million in the first quarter of the prior year. The decline was primarily due to decreased advertising and marketing expenditures in the U.S. for St. Ives (8.2%), principally due to the timing of advertising spending, and the effect of foreign exchange rates (1.5%), partially offset by increased advertising and marketing expenditures related to TRESemmé in the U.S. (3.1%) and Australia (2.1%).

Interest expense, net of interest income, was $1.5 million in the first quarter of fiscal year 2006 compared to $1.7 million in the same period of the prior year. Interest expense was $2.6 million in the first quarter of fiscal years 2006 and 2005. Interest income was $1.0 million in the first quarter of fiscal year 2006 compared to $860,000 for the first quarter of the prior year. The increase in interest income was primarily due to higher interest rates and higher cash and short-term investment balances in the current year.

The provision for income taxes as a percentage of earnings before income taxes was 36.2% for the first quarter of fiscal year 2006 and 35.0% for the first quarter of fiscal year 2005. The higher effective tax rate in fiscal year 2006 was mainly due to higher state income taxes and non-deductible expenses related to the Regis transaction.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

FINANCIAL CONDITION

December 31, 2005 versus September 30, 2005

Working capital at December 31, 2005 was $685.5 million, an increase of $31.8 million from $653.7 million at September 30, 2005. The resulting ratio of current assets to current liabilities was 2.28 to 1.00 at December 31, 2005 compared to 2.22 to 1.00 at September 30, 2005. The increase in working capital was primarily due to working capital generated from operations, partially offset by cash outlays for capital expenditures and cash dividends.

Cash, cash equivalents and short-term investments increased $9.1 million to $177.6 million during the first three months of fiscal year 2006 primarily due to cash flows provided by operating activities ($55.9 million), partially offset by cash outlays for capital expenditures ($29.0 million) and dividends ($10.6 million).

Accounts receivable decreased $8.8 million to $277.1 million in the first quarter of fiscal year 2006. Trade receivables declined $10.2 million in the first three months of fiscal year 2006 primarily due to lower sales of Global Consumer Products in the first quarter as compared to the fourth quarter of fiscal year 2005, the effect of foreign exchange rates and the timing of customer payments. Other receivables increased $1.4 million during the first three months of fiscal year 2006 principally due to the timing of collections from vendors under various advertising and volume purchase programs.

Inventories increased $26.9 million during the first three months of fiscal year 2006 to $716.6 million. Sally Beauty Supply and BSG inventories were $20.6 million higher primarily due to new stores and strategic inventory purchases related to favorable pricing from vendors. Inventories for Global Consumer Products were $6.8 million higher principally due to the build-up of inventory to support the second quarter of fiscal year 2006 launch of Nexxus into retail channels, partially offset by reductions related to improved management of inventory levels for other brands.

Net property, plant and equipment increased $11.5 million during the first three months of fiscal year 2006 to $346.9 million at December 31, 2005. The increase resulted primarily from expenditures for additional Sally Beauty Supply and BSG stores, and office facilities and warehouse expansions, partially offset by depreciation during the three-month period and the effect of foreign exchange rates.

Accrued expenses declined $21.6 million during the first three months of fiscal year 2006 to $230.9 million mainly due to payments under various incentive plans and the effect of foreign exchange rates. These decreases were partially offset by higher accruals related to advertising, promotions and insurance.

Deferred income taxes and accrued income taxes increased $23.5 million during the first three months of fiscal year 2006. The increase was primarily due to the timing of tax payments.

Other liabilities decreased $3.8 million during the first three months of fiscal year 2006 mainly due to an escrow payment related to the West Coast Beauty Supply acquisition.

Unearned compensation, a separate component of stockholders’ equity, decreased $3.0 million during the first three months of fiscal year 2006. The unamortized balance of restricted shares was included in unearned compensation as of September 30, 2005 and was reclassified to additional paid-in capital upon the adoption of SFAS No. 123 (R).

LIQUIDITY AND CAPITAL RESOURCES

On April 28, 2005, the Board of Directors authorized the company to purchase up to 5,000,000 shares of common stock. This authorization increased the previous share repurchase program that had 2,052,450 remaining authorized shares. No shares have been purchased under the program as of December 31, 2005. Purchases of the company’s common stock may be made through the open market and/or private transactions depending on various factors including market conditions, share price and other alternative uses of cash such as acquisitions.

As discussed in the “Subsequent Event” section of MD&A, the company plans to pay a special $3 per share cash dividend, or approximately $280 million, to its stockholders after the closing of the spin-off of Sally Holdings and its merger with Regis. This cash dividend will be funded by Sally Holdings paying a dividend of $400 million to the company. It is anticipated that Sally Holdings or its subsidiaries will borrow the funds for the dividend from a third party.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

CRITICAL ACCOUNTING POLICIES

The company’s significant accounting policies are described in note 1 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2005. A discussion of critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005. Other than the item discussed below, there were no significant changes in the company’s critical accounting policies during the three months ended December 31, 2005.

Effective October 1, 2005, the company adopted SFAS No. 123 (R) using the modified prospective method. Under this method, compensation expense is recognized for new stock option grants beginning in fiscal year 2006 and for the unvested portion of outstanding stock options that were granted prior to the adoption of SFAS No. 123 (R). The company recognizes compensation expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. The company considers the calculation and treatment of stock option expense under SFAS No. 123 (R) to be a critical accounting policy.

The amount of stock option expense is determined based on the fair value of each stock option grant, which is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected life, volatility, risk-free interest rate and dividend yield. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding. The company estimates the expected life based on historical exercise trends. The company estimates expected volatility based on the historical volatility of the company’s common stock. The estimate of the risk-free interest rate is based on the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the company’s anticipated cash dividend over the expected life of the stock options. The amount of stock option expense recorded is significantly affected by these estimates. In addition, the company records stock option expense based on an estimate of the total number of stock options expected to vest, which requires the company to estimate future forfeitures. The company uses historical forfeiture experience as a basis for this estimate. Actual forfeitures differing from these estimates could significantly affect the timing of the recognition of stock option expense.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

Reconciliations of non-GAAP financial measures to their most directly comparable financial measures under GAAP for the three months ended December 31, 2005 and 2004 are as follows (in thousands, except per share data):

	Three Months Ended December 31
	2005	2004
Net earnings, as reported	$52,103	49,418
Stock option expense, net of income taxes	4,452	—
Non-cash charge related to conversion to one class of common stock, net of income taxes	1	2,464

Net earnings excluding stock option expense and non-cash charge	$56,556	51,882

Basic net earnings per share, as reported	$.57	.54
Stock option expense, net of income taxes	.05	—
Non-cash charge related to conversion to one class of common stock, net of income taxes	—	.03

Basic net earnings per share excluding stock option expense and non-cash charge	$.62	.57

Diluted net earnings per share, as reported	$.56	.53
Stock option expense, net of income taxes	.05	—
Non-cash charge related to conversion to one class of common stock, net of income taxes	—	.03

Diluted net earnings per share excluding stock option expense and non-cash charge	$.61	.56

A reconciliation of “organic sales growth” to its most directly comparable financial measure under GAAP for the three months ended December 31, 2005 and 2004 is as follows:

	Three Months Ended December 31
	2005	2004
Net sales growth, as reported	6.0%	10.8%
Effect of foreign exchange	1.1	(2.0)
Effect of acquisitions	(3.8)	(4.5)
Effect of divestiture	0.4	1.2

Organic sales growth	3.7%	5.5%

Management uses these non-GAAP financial measures to evaluate the performance of the company and believes the presentation of these amounts provides the reader with information necessary to analyze the company’s normal operations for the periods presented.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

FORWARD - LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein, if any, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s current expectations and assessments of risks and uncertainties and reflect various assumptions concerning anticipated results, which may or may not prove to be correct. Some of the factors that could cause actual results to differ materially from estimates or projections contained in such forward-looking statements include: the pattern of brand sales, including variations in sales volume within periods; competition within the relevant product markets, including the ability to develop and successfully introduce new products, ensuring product quality, pricing, promotional activities, introduction of competing products and continuing customer acceptance of existing products; risks inherent in acquisitions, divestitures and strategic alliances including business risks, legal risks and risks associated with the tax and accounting treatment of such transactions; the loss of one or more key employees; loss of distributorship rights; sales by unauthorized distributors in Alberto-Culver Company’s exclusive markets; the effects of a prolonged United States or global economic downturn or recession; changes in costs, including changes in labor costs, raw material prices or advertising and marketing expenses; the costs and effects of unanticipated legal or administrative proceedings; health epidemics; adverse weather conditions; and variations in political, economic or other factors such as currency exchange rates, inflation rates, interest rates, tax changes, legal and regulatory changes or other external factors over which Alberto-Culver Company has no control. In addition, the following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements with respect to the benefits of the business combination transaction involving Alberto-Culver Company and Regis Corporation: the failure of Alberto-Culver Company and Regis Corporation stockholders to approve the transaction; the risk that the businesses will not be integrated successfully; failure to realize cost-savings from the transaction as a result of technical, logistical, competitive and other factors; disruption from the transaction making it more difficult to maintain relationships with clients, employees or suppliers; and events outside the control of Alberto-Culver Company or Regis Corporation that negatively affect the intended tax-free nature of the combination transaction involving Alberto-Culver Company and Regis Corporation. Alberto-Culver Company has no obligation to update any forward-looking statement in this Quarterly Report on Form 10-Q or any incorporated document.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the company’s market risk during the three months ended December 31, 2005.

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

On April 28, 2005, the Board of Directors authorized the company to purchase up to 5,000,000 shares of common stock. This new authorization was accomplished by increasing a previous share repurchase program that had 2,052,450 remaining authorized shares. No shares have been purchased under the new authorization as of December 31, 2005.

During the three months ended December 31, 2005, the company acquired 32,023 shares of common stock that were either surrendered by employees in connection with the exercise of stock options or surrendered by employees in connection with the payment of minimum withholding taxes related to restricted stock. These shares are not subject to the company’s stock repurchase program.

The following table summarizes information with respect to the above referenced purchases made by or on behalf of the company of shares of its common stock.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2005	31,083	$44.332	—	5,000,000
November 1 – 30, 2005	—	—	—	5,000,000
December 1 – 31, 2005	940	$44.211	—	5,000,000

Total	32,023		—

ITEM 6.	EXHIBITS

2(a)	Copy of Separation Agreement dated as of January 10, 2006 between Alberto-Culver Company and Sally Holdings, Inc. (filed as Exhibit 2.01 and incorporated herein by reference to the company’s Form 8-K/A Current Report dated January 9, 2006).

2(b)	Copy of Agreement and Plan of Merger dated as of January 10, 2006 among Alberto-Culver Company, Sally Holdings, Inc., Regis Corporation, Roger Merger Inc. and Roger Merger Subco LLC (filed as Exhibit 2.02 and incorporated herein by reference to the company’s Form 8-K/A Current Report dated January 9, 2006).

10(a)	Copy of Tax Allocation Agreement dated as of January 10, 2006 between Alberto-Culver Company and Sally Holdings, Inc.* (filed as Exhibit 10.01 and incorporated herein by reference to the company’s Form 8-K/A Current Report dated January 9, 2006).

10(b)	Copy of Employee Matters Agreement dated as of January 10, 2006 between Alberto-Culver Company and Sally Holdings, Inc.* (filed as Exhibit 10.02 and incorporated herein by reference to the company’s Form 8-K/A Current Report dated January 9, 2006).

10(c)	Copy of Severance Agreement Amendment dated as of January 10, 2006 between Alberto-Culver Company and Carol L. Bernick* (filed as Exhibit 10.03 and incorporated herein by reference to the company’s Form 8-K/A Current Report dated January 9, 2006).

10(d)	Copy of Severance Agreement Amendment dated as of January 10, 2006 between Alberto-Culver Company and William J. Cernugel* (filed as Exhibit 10.04 and incorporated herein by reference to the company’s Form 8-K/A Current Report dated January 9, 2006).

10(e)	Copy of Severance Agreement Amendment dated as of January 10, 2006 between Alberto-Culver Company and V. James Marino* (filed as Exhibit 10.05 and incorporated herein by reference to the company’s Form 8-K/A Current Report dated January 9, 2006).

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

ITEM 6.	EXHIBITS (continued)

10	(f)	Copy of Form of Severance Agreement Amendment between Alberto-Culver and its executive officers other than the named executive officers and Gary G. Winterhalter* (filed as Exhibit 10.06 and incorporated herein by reference to the company’s Form 8-K/A Current Report dated January 9, 2006).

10	(g)	Copy of Termination Agreement dated as of January 10, 2006 between Alberto-Culver Company and Michael H. Renzulli* (filed as Exhibit 10.07 and incorporated herein by reference to the company’s Form 8-K/A Current Report dated January 9, 2006).

10	(h)	Copy of Termination Agreement dated as of January 10, 2006 between Alberto-Culver Company and Howard B. Bernick* (filed as Exhibit 10.08 and incorporated herein by reference to the company’s Form 8-K/A Current Report dated January 9, 2006).

10	(i)	Copy of Termination Agreement dated as of January 10, 2006 between Alberto-Culver Company, Sally Holdings, Inc. and Gary G. Winterhalter* (filed as Exhibit 10.09 and incorporated herein by reference to the company’s Form 8-K/A Current Report dated January 9, 2006).

10	(j)	Copy of Letter regarding Amendments to or Waivers of Merger Agreement dated as of January 10, 2006 (filed as Exhibit 10.10 and incorporated herein by reference to the company’s Form 8-K/A Current Report dated January 9, 2006).

10	(k)	Summary of Compensation for Transaction Committee of the Board of Directors.*

10	(l)	Summary of Agreement to Pay Expenses of Certain Shareholders.*

31	(a)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31	(b)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32	(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is a management contract or compensatory plan or arrangement of the registrant.

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

February 8, 2006