Form 10-Q
period 2006-03-31
ALBERTO CULVER CO
filed 2006-05-08
CIK 3327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

At March 31, 2006, the company had 92,757,271 shares of common stock outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

Three Months Ended March 31, 2006 and 2005

(in thousands, except per share data)

	(Unaudited)
	2006	2005
Net sales	$946,778	884,075
Cost of products sold	477,052	459,854

Gross profit	469,726	424,221
Advertising, marketing, selling and administrative expenses (note 5)	380,298	342,890
Expenses related to terminated Sally Holdings spin/merge transaction (note 11)	3,634	—
Non-cash charge related to conversion to one class of common stock (note 2)	1	3,588

Operating earnings	85,793	77,743
Interest expense, net of interest income of $1,415 in 2006 and $543 in 2005	1,217	2,238

Earnings before provision for income taxes	84,576	75,505
Provision for income taxes	27,725	26,427

Net earnings	$56,851	49,078

Net earnings per share:
Basic	$.62	.54

Diluted	$.61	.53

Weighted average shares outstanding:
Basic	92,322	91,324

Diluted	93,174	93,163

Cash dividends paid per share	$.115	.115

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

Six Months Ended March 31, 2006 and 2005

(in thousands, except per share data)

	(Unaudited)
	2006	2005
Net sales	$1,845,043	1,731,609
Cost of products sold	947,378	901,389

Gross profit	897,665	830,220
Advertising, marketing, selling and administrative (note 5)	723,047	667,337
Expenses related to terminated Sally Holdings spin/merge transaction (note 11)	5,658	—
Non-cash charge related to conversion to one class of common stock (note 2)	2	7,378

Operating earnings	168,958	155,505
Interest expense, net of interest income of $2,432 in 2006 and $1,403 in 2005	2,766	3,972

Earnings before provision for income taxes	166,192	151,533
Provision for income taxes	57,238	53,037

Net earnings	$108,954	98,496

Net earnings per share:
Basic	$1.18	1.08

Diluted	$1.17	1.06

Weighted average shares outstanding:
Basic	92,087	91,022

Diluted	92,863	92,688

Cash dividends paid per share	$.23	.215

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2006 and September 30, 2005

(dollars in thousands, except share data)

	(Unaudited)
	March 31, 2006	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$157,209	103,691
Short-term investments	64,575	64,800
Receivables, less allowance for doubtful accounts ($6,241 at March 31, 2006 and $6,139 at September 30, 2005)	281,978	285,940
Inventories:
Raw materials	48,331	46,495
Work-in-process	7,048	6,795
Finished goods	684,882	636,402

Total inventories	740,261	689,692
Other current assets	48,442	45,501

Total current assets	1,292,465	1,189,624

Property, plant and equipment at cost, less accumulated depreciation ($396,647 at March 31, 2006 and $374,577 at September 30, 2005)	348,295	335,400
Goodwill	552,886	551,157
Trade names	136,358	136,369
Other assets	85,391	89,573

Total assets	$2,415,395	2,302,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$876	809
Accounts payable	281,341	261,327
Accrued expenses	241,297	252,523
Income taxes	17,347	21,271

Total current liabilities	540,861	535,930

Long-term debt	122,099	124,084
Deferred income taxes	34,544	33,105
Other liabilities	74,291	77,382

Stockholders’ equity:
Common stock, par value $.22 per share, authorized 300,000,000 shares; issued 98,470,287 at March 31, 2006 and September 30, 2005	21,663	21,663
Additional paid-in capital	358,272	346,827
Retained earnings	1,395,008	1,307,282
Unearned compensation	(476)	(3,427)
Accumulated other comprehensive loss –foreign currency translation	(18,985)	(15,099)

	1,755,482	1,657,246
Less treasury stock at cost (5,713,016 shares at March 31, 2006 and 6,479,162 at September 30, 2005)	(111,882)	(125,624)

Total stockholders’ equity	1,643,600	1,531,622

Total liabilities and stockholders’ equity	$2,415,395	2,302,123

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Six Months Ended March 31, 2006 and 2005

(in thousands)

	(Unaudited)
	2006	2005
Cash Flows from Operating Activities:
Net earnings	$108,954	98,496
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	29,893	25,109
Amortization of other assets and unearned compensation	3,365	3,479
Non-cash charge related to conversion to one class of common stock, net of deferred tax benefit of $2,582 in 2005 (note 2)	2	4,796
Stock option expense, net of deferred tax benefit of $3,530 in 2006 (note 5)	6,496	—
Deferred income taxes	5,756	11,204
Cash effects of changes in (excluding acquisitions):
Receivables, net	1,468	(20,229)
Inventories	(51,821)	(46,033)
Other current assets	(3,131)	(1,825)
Accounts payable and accrued expenses	12,324	(28,472)
Income taxes	(1,202)	(6,642)
Other assets	166	(1,319)
Other liabilities	(1,237)	4,624

Net cash provided by operating activities	111,033	43,188

Cash Flows from Investing Activities:
Proceeds from sales of short-term investments, net of purchases of $81,875 in 2006 and $97,856 in 2005	225	75,024
Capital expenditures	(45,168)	(44,465)
Payments for purchased businesses, net of acquired companies’ cash	(4,253)	(102,410)
Proceeds from disposals of assets	4,008	931

Net cash used by investing activities	(45,188)	(70,920)

Cash Flows from Financing Activities:
Short-term borrowings, net	—	488
Proceeds from issuance of long-term debt	796	20,190
Repayments of long-term debt	(2,742)	(20,280)
Change in book cash overdraft	(5,852)	4,228
Proceeds from exercises of stock options	17,593	24,074
Excess tax benefit from stock option exercises	777	—
Cash dividends paid	(21,228)	(19,634)
Stock purchased for treasury	(1,492)	(1,644)

Net cash (used) provided by financing activities	(12,148)	7,422

Effect of foreign exchange rate changes on cash and cash equivalents	(179)	(330)

Net increase (decrease) in cash and cash equivalents	53,518	(20,640)
Cash and cash equivalents at beginning of period	103,691	99,035

Cash and cash equivalents at end of period	$157,209	78,395

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

Effective October 1, 2005, the company adopted Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share-Based Payment,” using the modified prospective method. Under this method, compensation expense is recognized for new stock option grants beginning in fiscal year 2006 and for the unvested portion of outstanding stock options that were granted prior to the adoption of SFAS No. 123 (R). The company recognizes compensation expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. In accordance with the modified prospective method, the financial statements for prior periods have not been restated. See note 5 for further discussion of the adoption and the impact on the second quarter and first half of fiscal year 2006.

During the second quarter of fiscal year 2006, the company determined that certain of the Beauty Supply Distribution business’ warehousing and distribution costs previously classified in the consolidated statements of earnings as components of advertising, marketing, selling and administrative expenses should be classified as cost of products sold to be consistent with the company’s policy of capitalizing these costs in inventory. As a result, the company has reclassified expenses related to purchasing costs, freight from distribution centers to the stores and handling costs in the distribution centers for all periods presented. These costs amounted to $44.5 million for the first half of fiscal year 2006 (with $22.5 million of that amount related to the second quarter) and $41.7 million for the first six months of fiscal year 2005 (with $21.7 million of that amount related to the second quarter). The reclassifications had no effect on earnings.

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

Prior to the adoption of SFAS No. 123 (R), as discussed in note 5, the company accounted for stock compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” which required the company to recognize a non-cash charge from the remeasurement of the intrinsic value of all Class A stock options outstanding on the conversion date. A portion of this non-cash charge was recognized on the conversion date for vested stock options and the remaining non-cash charges related to unvested stock options and restricted shares was being recognized over the remaining vesting periods. In the first half of fiscal year 2005, the company recorded non-cash charges against pre-tax earnings of $7.4 million ($4.8 million after tax) with $3.6 million ($2.3 million after tax) recognized in the second quarter. The non-cash charges reduced earnings before provision for income taxes, provision for income taxes, net earnings and basic and diluted net earnings per share. The net balance sheet effect of the options remeasurement increased total stockholders’ equity by $2.6 million in the first half of fiscal year 2005, and resulted in the recognition of deferred tax assets of the same amount. Due to the adoption of SFAS No. 123 (R) effective October 1, 2005, the amount of the non-cash charge affecting the second quarter and first half of fiscal year 2006 was approximately $1,000 and $2,000, respectively. The non-cash charge had no effect on the operating profits or cash flows of the company’s business segments or the consolidated cash flows of the company.

(3) STOCKHOLDERS’ EQUITY

On April 28, 2005, the Board of Directors authorized the company to purchase up to 5,000,000 shares of common stock. No shares have been purchased under this authorization as of March 31, 2006.

During the six months ended March 31, 2006 and 2005, the company acquired $2.1 million and $2.3 million, respectively, of common stock surrendered by employees in connection with the exercises of stock options and the payment of withholding taxes as provided under the terms of certain incentive plans. Shares acquired under these plans are not subject to the company’s stock repurchase program.

(4) WEIGHTED AVERAGE SHARES OUTSTANDING

The following table provides information on basic and diluted weighted average shares outstanding (in thousands):

	Three Months Ended March 31		Six Months Ended March 31
	2006	2005	2006	2005
Basic weighted average shares outstanding	92,322	91,324	92,087	91,022
Effect of dilutive securities:
Assumed exercise of stock options	1,226	1,601	1,161	1,431
Assumed vesting of restricted stock	210	285	210	285
Effect of unrecognized stock-based compensation related to future services	(584)	(47)	(595)	(50)

Diluted weighted average shares outstanding	93,174	93,163	92,863	92,688

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(4) WEIGHTED AVERAGE SHARES OUTSTANDING (continued)

The computations of diluted weighted average shares outstanding for the three and six months ended March 31, 2006 exclude stock options for 38,000 shares since total assumed proceeds for the options calculated in accordance with the treasury stock method were greater than the average market price and therefore the options were anti-dilutive. Stock options for 30,000 shares were anti-dilutive for the three and six months ended March 31, 2005 since the options’ exercise prices were greater than the average market price.

(5) ACCOUNTING FOR STOCK-BASED COMPENSATION

The company provides stock-based compensation under two stock option plans that have been approved by its stockholders. Under these plans, the company is authorized to issue non-qualified stock options to employees and non-employee directors to purchase a limited number of shares of the company’s common stock at a price not less than the fair market value of the stock on the date of grant. Generally, options under the plans expire ten years from the date of grant and are exercisable on a cumulative basis in four equal annual increments commencing one year after the date of grant. A total of 9.2 million shares have been authorized to be issued under the plans, of which 2.9 million shares remain available for future grants as of March 31, 2006. The company also has stock options outstanding under two previous plans which, upon the adoption of the current plans, can no longer issue new grants. The company expects to use treasury shares upon the exercise of stock options for the foreseeable future.

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

In the second quarter of fiscal year 2006, the company recorded stock option expense that reduced earnings before provision for income taxes by $3.1 million, provision for income taxes by $1.1 million, net earnings by $2.0 million and basic and diluted net earnings per share by two cents. In the first half of fiscal year 2006, the company recorded stock option expense that reduced earnings before provision for income taxes by $10.0 million, provision for income taxes by $3.5 million, net earnings by $6.5 million and basic and diluted net earnings per share by seven cents. The expense recorded in the first quarter of fiscal year 2006 included the immediate expensing of the fair value of stock options granted during the quarter to participants who had already met the definition of retirement under the stock option plans. The stock option expense was included in advertising, marketing, selling and administrative expenses in the consolidated statements of earnings. The net balance sheet effect of recognizing stock option expense increased total stockholders’ equity by $3.5 million in the first half of fiscal year 2006 and resulted in the recognition of deferred tax assets of the same amount. The company’s consolidated statement of cash flows for the six months ended March 31, 2006 reflects $777,000 of excess tax benefits from employee stock option exercises as a financing cash inflow in accordance with the provisions of SFAS No. 123 (R) which became effective October 1, 2005. For the six months ended March 31, 2005, the company’s consolidated statement of cash flows reflects $3.3 million of excess tax benefits from employee stock option exercises as an operating cash inflow.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(5) ACCOUNTING FOR STOCK-BASED COMPENSATION (continued)

The weighted average fair value of stock options at the date of grant during the three and six months ended March 31, 2006 was $8.90 and $9.41, respectively. The weighted average fair value of stock options at the date of grant during the three and six months ended March 31, 2005 was $12.45 and $9.39, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31		Six Months Ended March 31
	2006	2005	2006	2005
Expected life	4.5 years	5 years	4.5 years	3.5 - 5 years
Volatility	20.0%	20.0%	20.0%	20.0%
Risk-free interest rate	4.4%	3.9%	4.2% - 4.4%	3.3% - 3.9%
Dividend yield	1.0%	0.9%	1.0%	0.9%

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

Stock option activity under the plans is summarized as follows:

	Number of Options (in thousands)	Weighted Average Option Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2005	6,487	$32.79
Granted	1,599	$44.40
Exercised	(765)	$23.83
Canceled	(64)	$37.57

Outstanding at March 31, 2006	7,257	$36.25	7.9 years	$57,938

Exercisable at March 31, 2006	3,390	$29.52	6.7 years	$49,890

The total fair value of stock options that vested during the first half of fiscal year 2006 and 2005 was $501,000 ($268,000 in the second quarter) and $337,000 ($254,000 in the second quarter), respectively. The total intrinsic value of stock options exercised during the first half of fiscal year 2006 and 2005 was $15.8 million ($13.7 million in the second quarter) and $32.4 million ($23.3 million in the second quarter), respectively. The tax benefit realized from stock options exercised during the first half of fiscal year 2006 and 2005 was $5.3 million ($4.7 million in the second quarter) and $10.8 million ($8.1 million in the second quarter), respectively. As of March 31, 2006, the company had $20.3 million of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted average period of 2.4 years.

The company is also authorized to grant up to 900,000 restricted shares of common stock to employees under a restricted stock plan that has been approved by stockholders. As of March 31, 2006, approximately 796,000 shares remain authorized for future issuance under the plan. In addition, the company has restricted shares outstanding under a previous restricted stock plan which, upon the adoption of the current plan, can no longer issue new grants. The restricted shares outstanding under these plans meet the definition of “nonvested shares” in SFAS No. 123 (R). The restricted shares generally vest on a cumulative basis in four equal annual installments commencing two years after the date of grant. The

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(5) ACCOUNTING FOR STOCK-BASED COMPENSATION (continued)

total fair market value of restricted shares on the date of grant is amortized to expense on a straight-line basis over the vesting period. The amortization expense related to restricted shares during the three months ended March 31, 2006 and 2005 was $472,000 and $261,000, respectively. The amortization expense related to restricted shares during the six months ended March 31, 2006 and 2005 was $900,000 and $687,000, respectively.

Restricted share activity under the plans is summarized as follows (shares in thousands):

	Number of Shares	Weighted Average Fair Value on Grant Date
Nonvested at September 30, 2005	168	$24.29
Granted	44	$44.40
Vested	(11)	$19.39
Forfeited	(6)	$14.94

Nonvested at March 31, 2006	195	$29.38

The unamortized balance of restricted shares was included in unearned compensation, a separate component of stockholders’ equity, as of September 30, 2005 and was reclassified to additional paid-in capital upon the adoption of SFAS No. 123 (R). As of March 31, 2006, the company had $4.0 million of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of 3.4 years.

Had compensation expense for stock option plans been determined based upon the fair value of stock options on the dates of grant and recognized over the vesting period consistent with SFAS No. 123, the company’s pro-forma net earnings and net earnings per share for the three and six months ended March 31, 2005 would have been as follows (in thousands, except per share amounts):

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005
Reported net earnings:	$49,078	98,496
Add: Stock-based compensation expense included in reported net income, net of related income tax effects	2,502	5,243
Less: Stock-based compensation expense determined under the fair value based method for all awards, net of related income tax effects	(1,929)	(6,341)

Pro-forma net earnings	$49,651	97,398

Basic net earnings per share:
As reported	$.54	1.08
Pro-forma	$.54	1.07

Diluted net earnings per share:
As reported	$.53	1.06
Pro-forma	$.54	1.06

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(5) ACCOUNTING FOR STOCK-BASED COMPENSATION (continued)

The $2.5 million and $5.2 million additions to reported net income for the three and six months ended March 31, 2005, respectively, for stock-based compensation expense include $2.3 million and $4.8 million, respectively, of after-tax non-cash charges related to the conversion to a single class of common stock for the same periods. The $1.9 million and $6.3 million deductions for the three and six months ended March 31, 2005, respectively, for stock-based compensation expense determined under the fair-value based method include $6,000 and $11,000, respectively, of pro-forma after-tax non-cash charges related to the conversion to a single class of common stock for the same periods. See note 2 for further discussion of the conversion.

In January, 2004, the company amended the retirement provisions of its stock option plans to change the definition of retirement and to allow for the continuation of vesting after retirement. As a result of implementation guidance provided in SFAS No. 123 (R), and other minor adjustments, the company has modified its pro-forma disclosures for the prior period.

(6) COMPREHENSIVE INCOME

Comprehensive income consists of net earnings and foreign currency translation adjustments as follows (in thousands):

	Three Months Ended March 31		Six Months Ended March 31
	2006	2005	2006	2005
Net earnings	$56,851	49,078	108,954	98,496
Other comprehensive income adjustments-foreign currency translation	2,296	(9,837)	(3,886)	15,317

Comprehensive income	$59,147	39,241	105,068	113,813

The net earnings and comprehensive income amounts for the three and six months ended March 31, 2006 include $2.0 million and $6.5 million, respectively, of stock option expense as a result of the company adopting SFAS No. 123 (R). See note 5 for further discussion of stock option expense. The net earnings and comprehensive income amounts for the three and six months ended March 31, 2006 also include $1.0 million and $3.5 million, respectively, of transaction expenses related to the proposed spin/merge of Sally Holdings Inc. (Sally Holdings) with Regis Corporation (Regis) that was terminated in early April, 2006. See note 11 for further discussion of the transaction. The net earnings and comprehensive income amounts for the three and six months ended March 31, 2005 include $2.3 million and $4.8 million, respectively, of after-tax non-cash charges related to the conversion to a single class of common stock. The non-cash charge, net of income taxes, for the three and six months ended March 31, 2006 was approximately $1,000 and $2,000, respectively. See note 2 for further discussion of the conversion.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(7) BUSINESS SEGMENT INFORMATION

Segment information for the three and six months ended March 31, 2006 and 2005 is as follows (in thousands):

	Three Months Ended March 31		Six Months Ended March 31
	2006	2005	2006	2005
Net sales:
Global Consumer Products	$373,182	330,194	692,087	633,929
Beauty Supply Distribution:
Sally Beauty Supply	353,059	336,118	703,041	673,909
Beauty Systems Group	228,042	224,409	464,415	437,428

Total	581,101	560,527	1,167,456	1,111,337
Eliminations	(7,505)	(6,646)	(14,500)	(13,657)

	$946,778	884,075	1,845,043	1,731,609

Earnings before provision for income taxes:
Global Consumer Products	$30,490	30,102	61,913	57,506
Beauty Supply Distribution:
Sally Beauty Supply	48,263	40,866	95,536	82,924
Beauty Systems Group	16,024	11,037	32,863	26,198

Total	64,287	51,903	128,399	109,122

Segment operating profit	94,777	82,005	190,312	166,628
Unallocated expenses	(2,279)	(674)	(5,668)	(3,745)
Stock option expense (note 5)	(3,070)	—	(10,026)	—
Expenses related to terminated Sally Holdings spin/merge transaction (note 11)	(3,634)	—	(5,658)	—
Non-cash charge related to conversion to one class of common stock (note 2)	(1)	(3,588)	(2)	(7,378)
Interest expense, net of interest income	(1,217)	(2,238)	(2,766)	(3,972)

	$84,576	75,505	166,192	151,533

The lease accounting adjustment discussed in Note 10 reduced earnings before provision for income taxes for the three and six months ended March 31, 2005 by $683,000 for Global Consumer Products, $1.2 million for Sally Beauty Supply and $564,000 for Beauty Systems Group.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(8) GOODWILL AND TRADE NAMES

The change in the carrying amount of goodwill by operating segment for the six months ended March 31, 2006 is as follows (in thousands):

	Global Consumer Products	Sally Beauty Supply	Beauty Systems Group	Total
Balance as of September 30, 2005	$197,607	10,089	343,461	551,157
Additions, net of purchase price adjustments	2,341	—	(50)	2,291
Foreign currency translation	(861)	3	296	(562)

Balance as of March 31, 2006	$199,087	10,092	343,707	552,886

The increase for Global Consumer Products was mainly attributable to the accrual of additional consideration related to the acquisition of Nexxus Products Company (Nexxus) as discussed in note 9.

Indefinite-lived trade names by operating segment at March 31, 2006 and September 30, 2005 were as follows (in thousands):

	March 31, 2006	September 30, 2005
Global Consumer Products	$105,645	105,756
Sally Beauty Supply	713	613
Beauty Systems Group	30,000	30,000

	$136,358	136,369

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

On May 18, 2005, the company acquired substantially all the assets of Nexxus. The company expects the Nexxus line of hair care products to expand its market share in the hair care category and provide higher profit margins. The total amount paid for the acquisition was $46.5 million. In accordance with the purchase agreement, additional consideration of up to $55.0 million may be paid over the ten years following the closing of the acquisition based on a percentage of sales of Nexxus branded products. Such additional consideration will be accrued in the period the company becomes obligated to pay the amounts and will increase the amount of goodwill resulting from the acquisition. As of March 31, 2006, the company owed $2.3 million of additional consideration which is expected to be paid in the fourth quarter of fiscal year 2006. Goodwill of $30.1 million, a trade name of $12.6 million and other intangible assets of $2.0 million have been recorded as a result of the acquisition and are expected to be deductible for tax purposes. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Nexxus have been included in the consolidated financial statements from the date of acquisition. Nexxus is included in the company’s Global Consumer Products segment. Pro-forma information for Nexxus is not provided since it is not material to the company’s consolidated results of operations.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(10) LEASE ACCOUNTING ADJUSTMENT

In February, 2005, the Securities and Exchange Commission (SEC) issued a letter expressing its interpretations of certain lease accounting issues relating to the amortization of leasehold improvements, the recognition of rent expense when leases have rent holidays and allowances received by tenants for leasehold improvements. As a result of a review of its historical lease accounting practices, the company found some deviations to these interpretations and recorded a pre-tax, non-cash charge in the second quarter of fiscal year 2005 of $2.5 million ($1.6 million after tax) which reduced basic and diluted net earnings per share by two cents. In addition, this adjustment increased fixed assets by $2.0 million and other liabilities by $4.5 million as of March 31, 2005.

(11) TERMINATED SALLY HOLDINGS SPIN/MERGE TRANSACTION

On January 10, 2006, the company entered into an agreement with Regis to merge Sally Holdings, a wholly-owned subsidiary of the company, with Regis in a tax-free transaction. Sally Holdings is comprised of the company’s Sally Beauty Supply and Beauty Systems Group business segments. Pursuant to the terms and conditions of the merger agreement, Sally Holdings was to be spun off to the company’s stockholders by way of a tax-free distribution and, immediately thereafter, combined with Regis in a tax-free stock-for-stock merger. In connection with this transaction, the company incurred transaction expenses, primarily legal and investment banking fees, in the first half of fiscal year 2006 totaling $5.7 million ($3.5 million after tax) with the second quarter amount totaling $3.6 million ($1.0 million after tax which includes a tax benefit for transaction expenses not previously expected to be tax deductible).

On April 5, 2006, the company provided notice to Regis that its Board of Directors had withdrawn its recommendation for shareholders to approve the transaction. Following the company’s notice to Regis, also on April 5, 2006, Regis provided notice to the company that it was terminating the merger agreement effective immediately. In connection with the termination of the merger agreement, the company paid Regis a $50.0 million termination fee on April 10, 2006 and will record a pre-tax charge in the third quarter of fiscal year 2006 for this payment and any other transaction related expenses incurred after March 31, 2006. All transaction related expenses incurred, including the termination fee, are expected to be deductible for tax purposes.

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

OVERVIEW

NON-GAAP FINANCIAL MEASURES

The company’s financial results in the second quarter and first half of fiscal year 2006 were affected by three non-core items: stock option expense recorded in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share-Based Payment;” fees and expenses related to the proposed spin/merge of Sally Holdings, Inc. (Sally Holdings) with Regis Corporation (Regis) which was terminated in early April, 2006; and a non-cash charge related to the company’s conversion to one class of common stock. In addition, the non-cash charge from the conversion to one class of common stock also affected the second quarter and first half of fiscal year 2005. In the first quarter of fiscal year 2006 the company began recording stock option expense in accordance with SFAS No. 123 (R). As allowed by the statement, the company elected not to restate its previously issued financial statements; therefore, the company’s fiscal year 2006 results are not directly comparable to the results of prior year periods. In addition, the stock option expense had no effect on the operating profits or cash flows of the company’s business segments or the consolidated cash flows of the company. The Sally Holdings spin/merge transaction costs relate to a proposed transaction that was contemplated by the company rather than the normal ongoing operations of the company’s businesses and had no effect on the operating profits of the company’s business segments. The non-cash charges relate to a change in the capital structure of the company rather than the normal operations of the company’s core businesses and had no effect on the operating profits or cash flows of the company’s business segments or the consolidated cash flows of the company.

To supplement the company’s financial results presented in accordance with U.S. generally accepted accounting principles (GAAP), “net earnings excluding non-core items,” “basic net earnings per share excluding non-core items” and “diluted net earnings per share excluding non-core items” are disclosed in the “Results of Operations” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). In addition, the company discloses “organic sales growth” which measures the growth in net sales excluding the effects of foreign exchange rates, acquisitions and a divestiture. These measures are “non-GAAP financial measures” as defined by Regulation G of the Securities and Exchange Commission (SEC). The non-GAAP financial measures are not intended to be, and should not be, considered separately from or as alternatives to the most directly comparable GAAP financial measures of “net earnings,” “basic net earnings per share,” “diluted net earnings per share” and “net sales growth.” These specific non-GAAP financial measures, including the per share measures, are presented in MD&A with the intent of providing greater transparency to supplemental financial information used by management and the company’s board of directors in their financial and operational decision-making. These non-GAAP financial measures are among the primary indicators that management and the board of directors use as a basis for budgeting, making operating and strategic decisions and evaluating performance of the company and management as they provide meaningful supplemental information regarding the normal ongoing operations of the company and its core businesses. In addition, these non-GAAP financial measures are used by management and the board of directors to facilitate internal comparisons to the company’s historical operating results. These amounts are disclosed so that the reader has the same financial data that management uses with the belief that it will assist investors and other readers in making comparisons to the company’s historical operating results and analyzing the underlying performance of the company’s normal ongoing operations for the periods presented. Management believes that

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

OVERVIEW (continued)

the presentation of these non-GAAP financial measures, when considered along with the company’s GAAP financial measures and the reconciliations to the corresponding GAAP financial measures, provides the reader with a more complete understanding of the factors and trends affecting the company than could be obtained absent these disclosures. It is important for the reader to note that the non-GAAP financial measures used by the company may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies. Reconciliations of these measures to their most directly comparable GAAP financial measures are provided in the “Reconciliation of Non-GAAP Financial Measures” section of MD&A and should be carefully evaluated by the reader.

ACCOUNTING FOR STOCK-BASED COMPENSATION

Effective October 1, 2005, the company adopted SFAS No. 123 (R) using the modified prospective method. Under this method, compensation expense is recognized for new stock option grants beginning in fiscal year 2006 and for the unvested portion of outstanding stock options that were granted prior to the adoption of SFAS No. 123 (R). The company recognizes compensation expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. In accordance with the modified prospective method, the financial statements for prior periods have not been restated. In the second quarter of fiscal year 2006, the company recorded stock option expense that reduced earnings before provision for income taxes by $3.1 million, provision for income taxes by $1.1 million, net earnings by $2.0 million and basic and diluted net earnings per share by two cents. In the first half of fiscal year 2006, the company recorded stock option expense that reduced earnings before provision for income taxes by $10.0 million, provision for income taxes by $3.5 million, net earnings by $6.5 million and basic and diluted net earnings per share by seven cents. The expense recorded in the first quarter of fiscal year 2006 included the immediate expensing of the fair value of stock options granted during the quarter to participants who had already met the definition of retirement under the stock option plans. The net balance sheet effect of recognizing stock option expense increased total stockholders’ equity by $3.5 million in the first half of fiscal year 2006 and resulted in the recognition of deferred tax assets of the same amount. The company’s consolidated statement of cash flows for the six months ended March 31, 2006 reflects $777,000 of excess tax benefits from employee stock option exercises as a financing cash inflow in accordance with the provisions of SFAS No. 123 (R).

As of March 31, 2006, the company had $20.3 million of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted average period of 2.4 years and $4.0 million of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of 3.4 years. The unamortized balance of restricted shares was included in unearned compensation, a separate component of stockholders’ equity, as of September 30, 2005 and was reclassified to additional paid-in capital upon the adoption of SFAS No. 123 (R).

TERMINATED SALLY HOLDINGS SPIN/MERGE TRANSACTION

On January 10, 2006, the company entered into an agreement with Regis to merge Sally Holdings, a wholly-owned subsidiary of the company, with Regis in a tax-free transaction. Sally Holdings is comprised of the company’s Sally Beauty Supply and Beauty Systems Group business segments. Pursuant to the terms and conditions of the merger agreement, Sally Holdings was to be spun off to the company’s stockholders by way of a tax-free distribution and, immediately thereafter, combined with Regis in a tax-free stock-for-stock merger. In connection with this transaction, the company incurred transaction expenses, primarily legal and investment banking fees, in the first half of fiscal year 2006 totaling $5.7 million ($3.5 million after tax) with the second quarter amount totaling $3.6 million ($1.0 million after tax which includes a tax benefit for transaction expenses not previously expected to be tax deductible).

On April 5, 2006, the company provided notice to Regis that its Board of Directors had withdrawn its recommendation for shareholders to approve the transaction. Following the company’s notice to Regis, also on April 5, 2006, Regis provided notice to the company that it was terminating the merger agreement effective immediately. In connection with the termination of the merger agreement, the company paid Regis a $50.0 million termination fee on April 10, 2006 and will record a pre-tax charge in the third quarter of fiscal year 2006 for this payment and any other transaction related expenses incurred after March 31, 2006. All transaction related expenses incurred, including the termination fee, are expected to be deductible for tax purposes.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

OVERVIEW (continued)

NON-CASH CHARGE

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

Prior to the adoption of SFAS No. 123 (R), the company accounted for stock compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” which required the company to recognize a non-cash charge from the remeasurement of the intrinsic value of all Class A stock options outstanding on the conversion date. A portion of this non-cash charge was recognized on the conversion date for vested stock options and the remaining non-cash charges related to unvested stock options and restricted shares was being recognized over the remaining vesting periods. In the first half of fiscal year 2005, the company recorded non-cash charges against pre-tax earnings of $7.4 million ($4.8 million after tax) with $3.6 million ($2.3 million after tax) recognized in the second quarter. The non-cash charges reduced earnings before provision for income taxes, provision for income taxes, net earnings and basic and diluted net earnings per share. The net balance sheet effect of the options remeasurement increased total stockholders’ equity by $2.6 million in the first half of fiscal year 2005, and resulted in the recognition of deferred tax assets of the same amount. Due to the adoption of SFAS No. 123 (R) effective October 1, 2005, the amount of the non-cash charge affecting the second quarter and first half of fiscal year 2006 was approximately $1,000 and $2,000, respectively. The non-cash charge had no effect on the operating profits or cash flows of the company’s business segments or the consolidated cash flows of the company.

RECLASSIFICATION

During the second quarter of fiscal year 2006, the company determined that certain of the Beauty Supply Distribution business’ warehousing and distribution costs previously classified in the consolidated statements of earnings as components of advertising, marketing, selling and administrative expenses should be classified as cost of products sold to be consistent with the company’s policy of capitalizing these costs in inventory. As a result, the company has reclassified expenses related to purchasing costs, freight from distribution centers to the stores and handling costs in the distribution centers for all periods presented. These costs amounted to $44.5 million for the first half of fiscal year 2006 (with $22.5 million of that amount related to the second quarter) and $41.7 million for the first six months of fiscal year 2005 (with $21.7 million of that amount related to the second quarter). The reclassifications had no effect on earnings.

LEASE ACCOUNTING ADJUSTMENT

In February, 2005, the SEC issued a letter expressing its interpretations of certain lease accounting issues relating to the amortization of leasehold improvements, the recognition of rent expense when leases have rent holidays and allowances received by tenants for leasehold improvements. As a result of a review of its historical lease accounting practices, the company found some deviations to these interpretations and recorded a pre-tax, non-cash charge in the second quarter of fiscal year 2005 of $2.5 million ($1.6 million after tax) which reduced basic and diluted net earnings per share by two cents. In addition, net fixed assets were increased by $2.0 million and other liabilities were increased by $4.5 million.

RESULTS OF OPERATIONS

Second Fiscal Quarter and Six Months Ended March 31, 2006 versus Second Fiscal Quarter and Six Months Ended March 31, 2005

The company achieved record second quarter net sales of $946.8 million in fiscal year 2006, up $62.7 million or 7.1% over the comparable period of the prior year. For the six months ended March 31, 2006, net sales reached a new high of $1.85 billion, representing a 6.6% increase compared to last year’s six-month period. The effect of foreign exchange rates decreased sales by 1.0% in both the second quarter and first half of fiscal year 2006. Organic sales, which exclude the

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

RESULTS OF OPERATIONS (continued)

effects of foreign exchange rates, acquisitions and a divestiture, grew 7.7% during the second quarter and 5.9% during the first half of fiscal year 2006. Organic sales growth for the second quarter and first half of fiscal year 2006 includes the effect of sales related to the launch of Nexxus into retail channels.

Net earnings were $56.9 million for the three months ended March 31, 2006 versus $49.1 million for the same period of the prior year. Net earnings for the second quarter of fiscal years 2006 and 2005 were reduced by $3.0 million and $2.3 million, net of income taxes, respectively, as a result of the non-core items discussed in the “Overview” section of MD&A. Basic net earnings per share were 62 cents in the second quarter of fiscal year 2006 versus 54 cents in the same period of fiscal year 2005. Diluted net earnings per share for the current quarter increased to 61 cents from 53 cents in the same period of the prior year. In the second quarter of fiscal year 2006, non-core items decreased basic and diluted net earnings per share by three cents. In the second quarter of fiscal year 2005, the non-core item reduced basic and diluted net earnings per share by two cents.

Excluding non-core items, net earnings were $59.9 million for the three months ended March 31, 2006 or 16.5% higher than net earnings of $51.4 million in the second quarter of fiscal year 2005. Basic net earnings per share excluding non-core items were 65 cents in the second quarter of fiscal year 2006, which was nine cents or 16.1% higher than the same period of fiscal year 2005. Diluted net earnings per share excluding non-core items increased 16.4% to 64 cents from 55 cents in the same period of the prior year.

Net earnings for the six months ended March 31, 2006 were $109.0 million versus $98.5 million in the prior year. Net earnings were lowered by $10.0 million and $4.8 million, net of income taxes, in the first half of fiscal years 2006 and 2005, respectively, as a result of the non-core items discussed in the “Overview” section of the MD&A. Basic net earnings per share were $1.18 in the first half of fiscal year 2006 versus $1.08 in the same period of fiscal year 2005. Diluted net earnings per share were $1.17 for the first half of fiscal year 2006 compared to $1.06 in the prior year. In the first half of fiscal year 2006, non-core items reduced basic and diluted net earnings per share by 11 cents. In the first half of fiscal year 2005, the non-core item reduced basic and diluted net earnings per share by five cents.

Excluding non-core items, net earnings were $119.0 million for the six months ended March 31, 2006 or 15.2% higher than the prior year’s first half net earnings of $103.3 million. Basic net earnings per share excluding non-core items were $1.29 in the first half of fiscal year 2006, which was 16 cents or 14.2% higher than the same period of fiscal year 2005. Diluted net earnings per share excluding non-core items for the first half of 2006 increased 15.3% to $1.28 from $1.11 in the same period of the prior year.

Compared to the same periods of the prior year, sales of Global Consumer Products increased 13.0% and 9.2% in the second quarter and first six months of fiscal year 2006, respectively. The second quarter and first half increases were partially offset by the effect of foreign exchange rates, which decreased sales by 2.2% and 2.3% in the second quarter and first half of fiscal year 2006, respectively. The second quarter and first half sales increases were primarily due to the launch of Nexxus into retail channels and higher sales of TRESemmé shampoos, conditioners and styling products in the U.S.

Sales of the Beauty Supply Distribution business, composed of Sally Beauty Supply and BSG, were $581.1 million in the second quarter and $1.17 billion for the first six months of fiscal year 2006, representing an increase of 3.7% for the second quarter and 5.0% for the six-month period versus the prior year.

Sales of Sally Beauty Supply increased to $353.1 million in the second quarter of fiscal year 2006 and $703.0 million for the first six months of fiscal year 2006, compared to $336.1 million and $673.9 million for the prior year periods. The sales increases of 5.0% for the second quarter and 4.3% for the first half of fiscal year 2006 were primarily attributable to the opening of new stores, including 84 net new stores during the last twelve months (2.3% for the second quarter and 2.2% for the first half) and the growth of its existing business which primarily represents same store sales. These increases were partially offset by the effect of foreign exchange rates (0.8% for the second quarter and 0.7% for the first half).

Sales of BSG were $228.0 million in the second quarter and $464.4 million for the first half of fiscal year 2006 compared to $224.4 million in the second quarter and $437.4 million for the first half of the prior year. The sales increase of 1.6% for the second quarter of fiscal year 2006 was primarily due to the opening of new stores, including 18 net new stores during the last twelve months (0.9%), the impact of foreign exchange rates (0.6%) and the growth of its existing business

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

RESULTS OF OPERATIONS (continued)

which primarily represents same store sales. The sales increase of 6.2% for the first half of fiscal year 2006 was mainly attributable to acquisitions (5.7%), the opening of new stores, including 18 net new stores during the last twelve months (1.1%), the impact of foreign exchange rates (0.5%) and the growth of its existing business which primarily represents same store sales. These increases for the second quarter and first half of fiscal year 2006 were partially offset by lower sales by BSG’s professional distributor sales consultants to salons.

Cost of products sold as a percentage of net sales was 50.4% for the second quarter and 51.3% for the first six months of fiscal year 2006 compared to 52.0% for the second quarter and 52.1% for the first half of the prior year. The lower cost of products sold percentages in the second quarter and first half of fiscal year 2006 were primarily attributable to the launch of Nexxus into retail channels, as Nexxus products have a lower cost of goods sold percentage, and improved vendor pricing and lower store inventory shrinkage for the Beauty Supply Distribution business.

Compared to the prior year, advertising, marketing, selling and administrative expenses in fiscal year 2006 increased $37.4 million or 10.9% for the second quarter and $55.7 million or 8.3% for the first six months. The increases primarily resulted from higher expenditures for advertising and marketing (7.3% for the second quarter and 3.3% for the first half), the recording of stock option expense resulting from the adoption of SFAS No. 123 (R) (0.9% for the second quarter and 1.5% for the first half) and higher selling costs associated with the launch of Nexxus into retail channels and the growth of the Sally Beauty Supply and BSG businesses (1.5% for the second quarter and 2.4% for the first half).

Advertising and marketing expenditures were $95.6 million in the second quarter of fiscal year 2006, an increase of 35.4% from $70.6 million in the prior year, and $158.6 million for the first half of fiscal year 2006, which was 16.0% higher than the $136.7 million for the first half of fiscal year 2005. These increases were primarily due to higher advertising and marketing expenditures in the U.S. for Nexxus (30.7% for the second quarter and 16.4% for the first half) and TRESemmé (7.7% for the second quarter and 5.5% for the first half), partially offset by the impact of foreign exchange rates (1.8% for the second quarter and 1.7% for the first half).

Interest expense, net of interest income, was $1.2 million in the second quarter and $2.8 million for the first half of fiscal year 2006 compared to $2.2 million for the second quarter and $4.0 million for the first half of fiscal year 2005. Interest expense was $2.6 million in the second quarter and $5.2 million for the first half of fiscal year 2006 versus $2.8 million for the second quarter and $5.4 million for the first half of fiscal year 2005. Interest income was $1.4 million in the second quarter of fiscal year 2006 and $2.4 million for the first six months of fiscal year 2006 compared to $543,000 for the second quarter and $1.4 million for the first half of the prior year. The increase in interest income was primarily due to higher interest rates and higher cash and short-term investment balances in the current year.

The provision for income taxes as a percentage of earnings before income taxes was 32.8% for the second quarter and 34.4% for the first half of fiscal year 2006, as compared to 35.0% for the second quarter and first half of fiscal year 2005. The lower effective tax rates in the second quarter and first half of fiscal year 2006 were mainly due to the effect of the Sally Holdings spin/merge transaction expenses (including a tax benefit recorded during the second quarter for expenses not previously expected to be tax deductible), the expected utilization of additional foreign tax credits and the favorable resolutions of certain tax audits, partially offset by higher state income taxes.

FINANCIAL CONDITION

March 31, 2006 versus September 30, 2005

Working capital at March 31, 2006 was $751.6 million, an increase of $97.9 million from $653.7 million at September 30, 2005. The resulting ratio of current assets to current liabilities was 2.39 to 1.00 at March 31, 2006 compared to 2.22 to 1.00 at September 30, 2005. The increase in working capital was primarily due to working capital generated from operations, partially offset by cash outlays for capital expenditures and cash dividends.

Cash, cash equivalents and short-term investments increased $53.3 million to $221.8 million during the first six months of fiscal year 2006 primarily due to cash flows provided by operating activities ($111.0 million) and cash received from exercises of employee stock options ($17.6 million), partially offset by cash outlays for capital expenditures ($45.2 million) and dividends ($21.2 million).

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

FINANCIAL CONDITION (continued)

Accounts receivable decreased $4.0 million to $282.0 million in the first half of fiscal year 2006. Trade receivables declined $6.6 million in the first half of fiscal year 2006 primarily due to the timing of customer payments, a decrease in the U.K as a result of lower shipments in February, 2006 and March, 2006 as compared to the last two months of fiscal year 2005 and the effect of foreign exchange rates, partially offset by receivables resulting from the launch of Nexxus into retail channels. Other receivables increased $2.6 million during the first half of fiscal year 2006 principally due to the timing of collections from vendors under various advertising and volume purchase programs.

Inventories increased $50.6 million during the first six months of fiscal year 2006 to $740.3 million. Sally Beauty Supply and BSG inventories were $30.3 million higher primarily due to new stores, expanded product lines and strategic inventory purchases related to favorable pricing from vendors. Inventories for Global Consumer Products were $20.7 million higher principally due to increased finished goods inventories associated with the launch of Nexxus into retail channels.

Net property, plant and equipment rose $12.9 million during the first six months of fiscal year 2006 to $348.3 million at March 31, 2006. The increase resulted primarily from expenditures for additional Sally Beauty Supply and BSG stores, and office facilities and warehouse expansions, partially offset by depreciation during the six-month period.

Accounts payable increased $20.0 million during the first six months of fiscal year 2006 to $281.3 million mainly due to higher advertising payables related to the launch of Nexxus into retail channels and the timing of vendor payments.

Accrued expenses declined $11.2 million during the first six months of fiscal year 2006 to $241.3 million mainly due to payments under various incentive plans. The decrease was partially offset by higher accruals for insurance, additional consideration related to the Nexxus acquisition and professional fees related to the Sally Holdings spin/merge transaction.

Unearned compensation, a separate component of stockholders’ equity, decreased $3.0 million during the first six months of fiscal year 2006. The unamortized balance of restricted shares was included in unearned compensation as of September 30, 2005 and was reclassified to additional paid-in capital in fiscal year 2006 in accordance with SFAS No. 123 (R).

LIQUIDITY AND CAPITAL RESOURCES

On April 28, 2005, the Board of Directors authorized the company to purchase up to 5,000,000 shares of common stock. No shares have been purchased under this authorization as of March 31, 2006. Purchases of the company’s common stock may be made through the open market and/or private transactions depending on various factors including market conditions, share price and other alternative uses of cash such as acquisitions.

As a result of the termination of the proposed spin/merge of Sally Holdings with Regis as discussed in the “Overview” section of MD&A, the company will not pay the $3 per share special dividend that the company had announced it intended to declare and pay if the transaction was completed. Also, in connection with the termination of the merger agreement, the company paid Regis a $50.0 million contract termination fee on April 10, 2006. This cash payment was funded using cash, cash equivalents and short-term investments on hand as of March 31, 2006.

The Board of Directors approved an increase to the company’s cash dividend on April 26, 2006, raising the quarterly dividend 13% to 13 cents per share or 52 cents annually. Based on shares outstanding as of March 31, 2006, the higher cash dividend will increase quarterly cash dividend payments by approximately $1.4 million. The next quarterly cash dividend will be paid on May 19, 2006 to shareholders of record on May 8, 2006.

CRITICAL ACCOUNTING POLICIES

The company’s significant accounting policies are described in note 1 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2005. A discussion of critical accounting policies is included in MD&A in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005. Other than the item discussed below, there were no significant changes in the company’s critical accounting policies during the six months ended March 31, 2006.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

CRITICAL ACCOUNTING POLICIES (continued)

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

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

Reconciliations of non-GAAP financial measures to their most directly comparable financial measures under GAAP for the three and six months ended March 31, 2006 and 2005 are as follows (in thousands, except per share data):

	Three Months Ended March 31		Six Months Ended March 31
	2006	2005	2006	2005
Net earnings, as reported	$56,851	49,078	108,954	98,496
Stock option expense, net of income taxes	2,044	—	6,496	—
Sally spin/merge transaction expenses, net of income taxes	978	—	3,525	—
Non-cash charge related to conversion to one class of common stock, net of income taxes	1	2,332	2	4,796

Net earnings excluding non-core items	$59,874	51,410	118,977	103,292

Basic net earnings per share, as reported	$.62	.54	1.18	1.08
Stock option expense, net of income taxes	.02	—	.07	—
Sally spin/merge transaction expenses, net of income taxes	.01	—	.04	—
Non-cash charge related to conversion to one class of common stock, net of income taxes	—	.02	—	.05

Basic net earnings per share excluding non-core items	$.65	.56	1.29	1.13

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (continued)

	Three Months Ended March 31		Six Months Ended March 31
	2006	2005	2006	2005
Diluted net earnings per share, as reported	$.61	.53	1.17	1.06
Stock option expense, net of income taxes	.02	—	.07	—
Sally spin/merge transaction expenses, net of income taxes	.01	—	.04	—
Non-cash charge related to conversion to one class of common stock, net of income taxes	—	.02	—	.05

Diluted net earnings per share excluding non-core items	$.64	.55	1.28	1.11

A reconciliation of “organic sales growth,” a non-GAAP financial measure, to its most directly comparable financial measure under GAAP for the three and six months ended March 31, 2006 and 2005 is as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2006	2005	2006	2005
Net sales growth, as reported	7.1%	7.9%	6.6%	9.3%
Effect of foreign exchange	1.0	(1.2)	1.0	(1.6)
Effect of acquisitions	(0.4)	(3.2)	(1.9)	(3.8)
Effect of divestiture	—	1.9	0.2	1.5

Organic sales growth*	7.7%	5.4%	5.9%	5.4%

*	Organic sales growth includes sales related to the retail launch of Nexxus.

FORWARD - LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein, if any, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s current expectations and assessments of risks and uncertainties and reflect various assumptions concerning anticipated results, which may or may not prove to be correct. Some of the factors that could cause actual results to differ materially from estimates or projections contained in such forward-looking statements include: the pattern of brand sales, including variations in sales volume within periods; loss of distributorship rights; competition within the relevant product markets, including the ability to develop and successfully introduce new products, ensuring product quality, pricing, promotional activities, introduction of competing products and continuing customer acceptance of existing products; the loss of one or more key employees; risks inherent in acquisitions, divestitures and strategic alliances including business risks, legal risks and risks associated with the tax and accounting treatment of such transactions; changes in costs, including changes in labor costs, raw material prices or advertising and marketing expenses; sales by unauthorized distributors in Alberto-Culver Company’s exclusive markets; the effects of a prolonged United States or global economic downturn or recession; the costs and effects of unanticipated legal or administrative proceedings; health epidemics; adverse weather conditions; and variations in political, economic or other factors such as currency exchange rates, inflation rates, interest rates, tax changes, legal and regulatory changes or other external factors over which Alberto-Culver Company has no control. Alberto-Culver Company has no obligation to update any forward-looking statement in this Quarterly Report on Form 10-Q or any incorporated document.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the company’s market risk during the six months ended March 31, 2006.

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

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

PART II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 28, 2005, the Board of Directors authorized the company to purchase up to 5,000,000 shares of common stock. No shares have been purchased under this authorization as of March 31, 2006.

During the three months ended March 31, 2006, the company acquired 9,831 shares of common stock that were either surrendered by employees in connection with the exercise of stock options, surrendered by employees in connection with the payment of minimum withholding taxes related to restricted stock or purchased as directed by participants in the Deferred Compensation Plan for Non-Employee Directors. These shares are not subject to the company’s stock repurchase program.

The following table summarizes information with respect to the above referenced purchases made by or on behalf of the company of shares of its common stock.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2006	1,294	$44.969	—	5,000,000
February 1 – 28, 2006	885	$44.840	—	5,000,000
March 1 – 31, 2006	7,652	$45.896	—	5,000,000

Total	9,831		—

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders on January 26, 2006, Carol L. Bernick, Jim Edgar, Leonard H. Lavin and Robert H. Rock were elected as directors of the company with terms expiring at the annual meeting of stockholders in 2009. Mrs. Bernick received a common stockholder vote of 82,520,153 shares “for” and 1,981,714 shares “withheld.” Mr. Edgar received a common stockholder vote of 81,277,769 shares “for” and 3,224,098 shares “withheld.” Mr. Lavin received a common stockholder vote of 82,443,664 shares “for” and 2,058,203 shares “withheld.” Mr. Rock received a common stockholder vote of 81,949,540 shares “for” and 2,552,327 shares “withheld.”

A.G. Atwater, Jr., James G. Brocksmith, Jr., John A. Miller and William W. Wirtz continue as directors with terms expiring at the annual meeting of stockholders in 2007. Howard B. Bernick, King Harris and Sam J. Susser continue as directors with terms expiring at the annual meeting of stockholders in 2008.

ITEM 6. EXHIBITS

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

May 8, 2006