Form 10-Q
period 2006-06-30
ALBERTO CULVER CO
filed 2006-08-07
CIK 3327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2006

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

At June 30, 2006, the company had 92,905,595 shares of common stock outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

Three Months Ended June 30, 2006 and 2005

(in thousands, except per share data)

	(Unaudited)
	2006	2005
Net sales	$952,707	898,879

Cost of products sold	488,622	471,119

Gross profit	464,085	427,760

Advertising, marketing, selling and administrative expenses (note 5)	371,359	339,867

Expenses related to Sally Holdings transactions (note 11)	50,898	—

Non-cash charge related to conversion to one class of common stock (note 2)	1	3,680

Operating earnings	41,827	84,213

Interest expense, net of interest income of $1,676 in 2006 and $626 in 2005	834	2,002

Earnings before provision for income taxes	40,993	82,211

Provision for income taxes	10,469	28,774

Net earnings	$30,524	53,437

Net earnings per share:

Basic	$.33	.58

Diluted	$.33	.57

Weighted average shares outstanding:

Basic	92,619	91,647

Diluted	93,602	93,028

Cash dividends paid per share	$.13	.115

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

Nine Months Ended June 30, 2006 and 2005

(in thousands, except per share data)

	(Unaudited)
	2006	2005
Net sales	$2,797,750	2,630,488

Cost of products sold	1,436,000	1,372,508

Gross profit	1,361,750	1,257,980

Advertising, marketing, selling and administrative (note 5)	1,094,406	1,007,204

Expenses related to Sally Holdings transactions (note 11)	56,556	—

Non-cash charge related to conversion to one class of common stock (note 2)	3	11,058

Operating earnings	210,785	239,718

Interest expense, net of interest income of $4,108 in 2006 and $2,029 in 2005	3,600	5,974

Earnings before provision for income taxes	207,185	233,744

Provision for income taxes	67,707	81,811

Net earnings	$139,478	151,933

Net earnings per share:

Basic	$1.51	1.66

Diluted	$1.50	1.63

Weighted average shares outstanding:

Basic	92,262	91,234

Diluted	93,273	92,788

Cash dividends paid per share	$.36	.33

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2006 and September 30, 2005

(dollars in thousands, except share data)

	(Unaudited)
	June 30, 2006	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$158,142	103,691
Short-term investments	62,215	64,800
Receivables, less allowance for doubtful accounts ($6,374 at June 30, 2006 and $6,139 at September 30, 2005)	294,265	285,940
Inventories:
Raw materials	53,007	46,495
Work-in-process	6,791	6,795
Finished goods	687,854	636,402

Total inventories	747,652	689,692
Other current assets	54,909	45,501

Total current assets	1,317,183	1,189,624

Property, plant and equipment at cost, less accumulated depreciation ($415,350 at June 30, 2006 and $374,577 at September 30, 2005)	351,958	335,400
Goodwill	573,435	551,157
Trade names	138,616	136,369
Other assets	87,093	89,573

Total assets	$2,468,285	2,302,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,130	809
Accounts payable	270,762	261,327
Accrued expenses	253,128	252,523
Income taxes	21,539	21,271

Total current liabilities	546,559	535,930

Long-term debt	122,284	124,084
Deferred income taxes	36,919	33,105
Other liabilities	75,958	77,382

Total liabilities	781,720	770,501

Stock options subject to redemption	33,608	—

Stockholders’ equity:
Common stock, par value $.22 per share, authorized 300,000,000 shares; issued 98,470,287 at June 30, 2006 and September 30, 2005	21,663	21,663
Additional paid-in capital	329,281	346,827
Retained earnings	1,413,467	1,307,282
Unearned compensation	(476)	(3,427)
Accumulated other comprehensive loss – foreign currency translation	(2,000)	(15,099)

	1,761,935	1,657,246
Less treasury stock at cost (5,564,692 shares at June 30, 2006 and 6,479,162 at September 30, 2005)	(108,978)	(125,624)

Total stockholders’ equity	1,652,957	1,531,622

Total liabilities and stockholders’ equity	$2,468,285	2,302,123

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine Months Ended June 30, 2006 and 2005

(in thousands)

	(Unaudited)
	2006	2005
Cash Flows from Operating Activities:

Net earnings	$139,478	151,933
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	45,044	39,115
Amortization of other assets and unearned compensation	5,073	4,919
Non-cash charge related to conversion to one class of common stock, net of deferred tax benefit of $1 in 2006 and $3,870 in 2005 (note 2)	2	7,188
Stock option expense, net of deferred tax benefit of $4,553 in 2006 (note 5)	8,381	—
Deferred income taxes	8,080	10,288
Cash effects of changes in (excluding acquisitions):
Receivables, net	(2,819)	(16,402)
Inventories	(47,847)	(58,517)
Other current assets	(7,065)	(1,264)
Accounts payable and accrued expenses	(2,102)	(24,026)
Income taxes	2,276	723
Other assets	(2,323)	(2,391)
Other liabilities	(1,590)	4,582

Net cash provided by operating activities	144,588	116,148

Cash Flows from Investing Activities:

Proceeds from sales of short-term investments, net of purchases of $145,475 in 2006 and $158,656 in 2005	2,585	71,124
Capital expenditures	(61,700)	(65,945)
Payments for purchased businesses, net of acquired companies’ cash	(22,013)	(156,337)
Proceeds from disposals of assets	4,609	1,208

Net cash used by investing activities	(76,519)	(149,950)

Cash Flows from Financing Activities:

Short-term borrowings, net	—	476
Proceeds from issuance of long-term debt	1,147	40,250
Repayments of long-term debt	(3,251)	(30,542)
Change in book cash overdraft	(894)	3,776
Proceeds from exercises of stock options	21,570	25,316
Excess tax benefit from stock option exercises	1,021	—
Cash dividends paid	(33,293)	(30,204)
Stock purchased for treasury	(1,492)	(1,668)

Net cash (used) provided by financing activities	(15,192)	7,404

Effect of foreign exchange rate changes on cash and cash equivalents	1,574	(1,038)

Net increase (decrease) in cash and cash equivalents	54,451	(27,436)
Cash and cash equivalents at beginning of period	103,691	99,035

Cash and cash equivalents at end of period	$158,142	71,599

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Alberto-Culver Company and its subsidiaries (the company) operate two businesses: Global Consumer Products and Beauty Supply Distribution. The Global Consumer Products business consists of two divisions: (1) Alberto-Culver Consumer Products Worldwide, which develops, manufactures, distributes and markets branded beauty care products as well as branded food and household products in the United States and more than 100 other countries, and (2) Cederroth International, which manufactures, markets and distributes beauty and health care products throughout Scandinavia and in Europe. For reporting purposes, these two divisions are included in the Global Consumer Products segment. The company’s Beauty Supply Distribution business includes two segments: (1) Sally Beauty Supply, a domestic and international chain of cash-and-carry stores offering professional beauty supplies to both salon professionals and retail consumers, and (2) Beauty Systems Group (BSG), a full-service beauty supply distributor offering professional brands directly to salons through its own sales force and professional-only stores in exclusive geographical territories in North America and Europe.

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

Effective October 1, 2005, the company adopted Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share-Based Payment,” using the modified prospective method. Under this method, compensation expense is recognized for new stock option grants beginning in fiscal year 2006 and for the unvested portion of outstanding stock options that were granted prior to the adoption of SFAS No. 123 (R). The company recognizes compensation expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. In accordance with the modified prospective method, the financial statements for prior periods have not been restated. See note 5 for further discussion of the adoption and the impact on the third quarter and first nine months of fiscal year 2006.

During the second quarter of fiscal year 2006, the company determined that certain of the Beauty Supply Distribution business’ warehousing and distribution costs previously classified in the consolidated statements of earnings as components of advertising, marketing, selling and administrative expenses should be classified as cost of products sold to be consistent with the company’s policy of capitalizing these costs in inventory. As a result, the company has reclassified expenses related to purchasing costs, freight from distribution centers to the stores and handling costs in the distribution centers for all periods presented. These costs amounted to $67.6 million for the first nine months of fiscal year 2006 (with $23.1 million of that amount related to the third quarter) and $63.5 million for the first nine months of fiscal year 2005 (with $21.8 million of that amount related to the third quarter). The reclassifications had no effect on earnings.

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

Prior to the adoption of SFAS No. 123 (R), as discussed in note 5, the company accounted for stock compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” which required the company to recognize a non-cash charge from the remeasurement of the intrinsic value of all Class A stock options outstanding on the conversion date. A portion of this non-cash charge was recognized on the conversion date for vested stock options and the remaining non-cash charges related to unvested stock options and restricted shares was being recognized over the remaining vesting periods. In the first nine months of fiscal year 2005, the company recorded non-cash charges against pre-tax earnings of $11.1 million ($7.2 million after tax) with $3.7 million ($2.4 million after tax) recognized in the third quarter. The non-cash charges reduced earnings before provision for income taxes, provision for income taxes, net earnings and basic and diluted net earnings per share. The net balance sheet effect of the options remeasurement increased total stockholders’ equity by $3.9 million in the first nine months of fiscal year 2005, and resulted in the recognition of deferred tax assets of the same amount. Due to the adoption of SFAS No. 123 (R) effective October 1, 2005, the amount of the non-cash charge affecting the third quarter and first nine months of fiscal year 2006 was approximately $1,000 and $3,000, respectively. The non-cash charge had no effect on the operating profits or cash flows of the company’s business segments or the consolidated cash flows of the company.

(3) STOCKHOLDERS’ EQUITY

On April 28, 2005, the Board of Directors authorized the company to purchase up to 5,000,000 shares of common stock. No shares have been purchased under this authorization as of June 30, 2006.

During the nine months ended June 30, 2006 and 2005, the company acquired $2.1 million and $2.3 million, respectively, of common stock surrendered by employees in connection with the exercises of stock options and the payment of withholding taxes as provided under the terms of certain incentive plans. Shares acquired under these plans are not subject to the company’s stock repurchase program.

(4) WEIGHTED AVERAGE SHARES OUTSTANDING

The following table provides information on basic and diluted weighted average shares outstanding (in thousands):

	Three Months Ended June 30		Nine Months Ended June 30
	2006	2005	2006	2005
Basic weighted average shares outstanding	92,619	91,647	92,262	91,234
Effect of dilutive securities:
Assumed exercise of stock options	1,042	1,150	1,110	1,320
Assumed vesting of restricted stock	214	279	214	279
Effect of unrecognized stock-based compensation related to future services	(273)	(48)	(313)	(45)

Diluted weighted average shares outstanding	93,602	93,028	93,273	92,788

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(4) WEIGHTED AVERAGE SHARES OUTSTANDING (continued)

The computations of diluted weighted average shares outstanding for the three and nine months ended June 30, 2006 exclude 2.1 million and 2.2 million shares, respectively, since total assumed proceeds for the options calculated in accordance with the treasury stock method were greater than the average market prices and therefore the options were anti-dilutive. Stock options for 38,000 shares were anti-dilutive for the three and nine months ended June 30, 2005 since the options’ exercise prices were greater than the average market price.

(5) ACCOUNTING FOR STOCK-BASED COMPENSATION

The company provides stock-based compensation under two stock option plans that have been approved by its stockholders. Under these plans, the company is authorized to issue non-qualified stock options to employees and non-employee directors to purchase a limited number of shares of the company’s common stock at a price not less than the fair market value of the stock on the date of grant. Generally, options under the plans expire ten years from the date of grant and are exercisable on a cumulative basis in four equal annual increments commencing one year after the date of grant. A total of 9.2 million shares have been authorized to be issued under the plans, of which 2.9 million shares remain available for future grants as of June 30, 2006. The company also has stock options outstanding under two previous plans which, upon the adoption of the current plans, can no longer issue new grants. The company expects to use treasury shares upon the exercise of stock options for the foreseeable future.

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

In the third quarter of fiscal year 2006, the company recorded stock option expense that reduced earnings before provision for income taxes by $2.9 million, provision for income taxes by $1.0 million, net earnings by $1.9 million and basic and diluted net earnings per share by two cents. In the first nine months of fiscal year 2006, the company recorded stock option expense that reduced earnings before provision for income taxes by $12.9 million, provision for income taxes by $4.5 million, net earnings by $8.4 million and basic and diluted net earnings per share by nine cents. The expense recorded in the first quarter of fiscal year 2006 included the immediate expensing of the fair value of stock options granted during the quarter to participants who had already met the definition of retirement under the stock option plans. The stock option expense is included in advertising, marketing, selling and administrative expenses in the consolidated statements of earnings. The net balance sheet effect of recognizing stock option expense increased total stockholders’ equity by $4.5 million in the first nine months of fiscal year 2006 and resulted in the recognition of deferred tax assets of the same amount. The company’s consolidated statement of cash flows for the nine months ended June 30, 2006 reflects $1.0 million of excess tax benefits from employee stock option exercises as a financing cash inflow in accordance with the provisions of SFAS No. 123 (R) which became effective October 1, 2005. For the nine months ended June 30, 2005, the company’s consolidated statement of cash flows reflects $3.3 million of excess tax benefits from employee stock option exercises as an operating cash inflow.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(5) ACCOUNTING FOR STOCK-BASED COMPENSATION (continued)

The weighted average fair value of stock options at the date of grant during the three and nine months ended June 30, 2006 was $11.32 and $9.42, respectively. The weighted average fair value of stock options at the date of grant during the nine months ended June 30, 2005 was $9.39. There were no stock options granted during the three months ended June 30, 2005. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30, 2006	Nine Months Ended June 30
		2006	2005
Expected life	4.5 years	3.5 -4.5 years	3.5 -5 years
Volatility	20.0%	20.0%	20.0%
Risk-free interest rate	5.0%	4.2% - 5.0%	3.3% -3.9%
Dividend yield	1.0%	1.0%	0.9%

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical volatility of the company’s common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the stock options. The dividend yield represents the company’s anticipated cash dividend over the expected life of the stock options.

Stock option activity under the plans is summarized as follows:

	Number Of Options (in thousands)	Weighted Average Option Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2005	6,487	$32.79
Granted	1,604	$44.41
Exercised	(911)	$24.40
Canceled	(80)	$38.05

Outstanding at June 30, 2006	7,100	$36.43	7.7 years	$85,902

Exercisable at June 30, 2006	3,242	$29.61	6.5 years	$61,327

The total fair value of stock options that vested during the first nine months of fiscal year 2006 and 2005 was $501,000 (zero in the third quarter) and $337,000 (zero in the third quarter), respectively. The total intrinsic value of stock options exercised during the first nine months of fiscal year 2006 and 2005 was $17.3 million ($1.5 million in the third quarter) and $35.1 million ($2.7 million in the third quarter), respectively. The tax benefit realized from stock options exercised during the first nine months of fiscal year 2006 and 2005 was $6.3 million ($1.0 million in the third quarter) and $11.0 million ($222,000 in the third quarter), respectively. As of June 30, 2006, the company had $16.4 million of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted average period of 2.3 years.

The company is also authorized to grant up to 900,000 restricted shares of common stock to employees under a restricted stock plan that has been approved by stockholders. As of June 30, 2006, approximately 790,000 shares remain authorized for future issuance under the plan. In addition, the company has restricted shares outstanding under a previous restricted stock plan which, upon the adoption of the current plan, can no longer issue new grants. The restricted shares outstanding under these plans meet the definition of “nonvested shares” in SFAS No. 123 (R). The restricted shares generally vest on a cumulative basis in four equal annual installments commencing two years after the date of grant. The total fair market

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(5) ACCOUNTING FOR STOCK-BASED COMPENSATION (continued)

value of restricted shares on the date of grant is amortized to expense on a straight-line basis over the vesting period. The amortization expense related to restricted shares during the three months ended June 30, 2006 and 2005 was $456,000 and $326,000, respectively. The amortization expense related to restricted shares during the nine months ended June 30, 2006 and 2005 was $1.4 million and $1.0 million, respectively.

Restricted share activity under the plans is summarized as follows (shares in thousands):

	Number of Shares	Weighted Average Fair Value on Grant Date
Nonvested at September 30, 2005	168	$24.29
Granted	50	$44.73
Vested	(11)	$19.39
Forfeited	(6)	$15.71

Nonvested at June 30, 2006	201	$29.94

The unamortized balance of restricted shares was included in unearned compensation, a separate component of stockholders’ equity, as of September 30, 2005 and was reclassified to additional paid-in capital upon the adoption of SFAS No. 123 (R). As of June 30, 2006, the company had $3.8 million of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of 3.4 years.

Had compensation expense for stock option plans been determined based upon the fair value of stock options on the dates of grant and recognized over the vesting period consistent with SFAS No. 123, the company’s pro-forma net earnings and net earnings per share for the three and nine months ended June 30, 2005 would have been as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005
Reported net earnings:	$53,437	151,933
Add: Stock-based compensation expense included in reported net income, net of related income tax effects	2,603	7,845
Less: Stock-based compensation expense determined under the fair value based method for all awards, net of related income tax effects	(1,943)	(8,284)

Pro-forma net earnings	$54,097	151,494

Basic net earnings per share:
As reported	$.58	1.66
Pro-forma	$.59	1.66

Diluted net earnings per share:
As reported	$.57	1.63
Pro-forma	$.58	1.63

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(5) ACCOUNTING FOR STOCK-BASED COMPENSATION (continued)

The $2.6 million and $7.8 million additions to reported net earnings for the three and nine months ended June 30, 2005, respectively, for stock-based compensation expense include $2.4 million and $7.2 million, respectively, of after-tax non-cash charges related to the conversion to a single class of common stock for the same periods. The $1.9 million and $8.3 million deductions for the three and nine months ended June 30, 2005, respectively, for stock-based compensation expense determined under the fair-value based method include $6,000 and $18,000, respectively, of pro-forma after-tax non-cash charges related to the conversion to a single class of common stock for the same periods. See note 2 for further discussion of the conversion.

Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107, “Share-Based Payment,” requires public companies to apply the rules of Accounting Series Release No. 268 (ASR 268), “Presentation in Financial Statements of Redeemable Preferred Stocks,” to stock options with contingent cash settlement provisions. ASR 268 requires securities with contingent cash settlement provisions which are not solely in the control of the issuer, without regard to probability of occurrence, to be classified outside of stockholders’ equity. The company’s stock option plans have a contingent cash settlement provision upon the occurrence of certain change in control events. While the company believes the possibility of occurrence of any such change in control event is remote, the contingent cash settlement of the stock options as a result of such event would not be solely in the control of the company. In accordance with ASR 268, the company has reclassified $33.6 million from additional paid-in capital to “stock options subject to redemption” outside of stockholders’ equity on its consolidated balance sheet as of June 30, 2006. This amount represents the intrinsic value as of November 5, 2003 of currently outstanding stock options which were modified on that date as a result of the company’s conversion to one class of common stock. This amount will be reclassified back into additional paid-in capital in future periods as the related stock options are exercised or canceled.

(6) COMPREHENSIVE INCOME

Comprehensive income consists of net earnings and foreign currency translation adjustments as follows (in thousands):

	Three Months Ended June 30		Nine Months Ended June 30
	2006	2005	2006	2005
Net earnings	$30,524	53,437	139,478	151,933
Other comprehensive income adjustments- foreign currency translation	16,985	(14,717)	13,099	600

Comprehensive income	$47,509	38,720	152,577	152,533

The net earnings and comprehensive income amounts for the three and nine months ended June 30, 2006 include $1.9 million and $8.4 million, respectively, of stock option expense as a result of the company adopting SFAS No. 123 (R). See note 5 for further discussion of stock option expense. The net earnings and comprehensive income amounts for the three and nine months ended June 30, 2006 also include $32.6 million and $36.1 million, respectively, of after-tax transaction expenses related to the terminated spin/merge of Sally Holdings Inc. (Sally Holdings) with Regis Corporation (Regis) and the proposed separation of the consumer products and beauty supply distribution businesses involving Clayton, Dubilier & Rice, Inc. See note 11 for further discussion of the transactions. The net earnings and comprehensive income amounts for the three and nine months ended June 30, 2005 include $2.4 million and $7.2 million, respectively, of after-tax non-cash charges related to the conversion to a single class of common stock. The non-cash charge, net of income taxes, for the three and nine months ended June 30, 2006 was less than $1,000 and approximately $2,000, respectively. See note 2 for further discussion of the conversion.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(7) BUSINESS SEGMENT INFORMATION

Segment information for the three and nine months ended June 30, 2006 and 2005 is as follows (in thousands):

	Three Months Ended June 30		Nine Months Ended June 30
	2006	2005	2006	2005
Net sales:
Global Consumer Products	$360,046	329,608	1,052,133	963,537
Beauty Supply Distribution:
Sally Beauty Supply	356,974	346,177	1,060,015	1,020,086
Beauty Systems Group	242,560	230,446	706,975	667,875

Total	599,534	576,623	1,766,990	1,687,961
Eliminations	(6,873)	(7,352)	(21,373)	(21,010)

	$952,707	898,879	2,797,750	2,630,488

Earnings before provision for income taxes:
Global Consumer Products	$32,637	29,883	94,550	87,389
Beauty Supply Distribution:
Sally Beauty Supply	46,291	45,021	141,827	127,945
Beauty Systems Group	19,196	15,287	52,059	41,485

Total	65,487	60,308	193,886	169,430

Segment operating profit	98,124	90,191	288,436	256,819
Unallocated expenses	(2,490)	(2,298)	(8,158)	(6,043)
Stock option expense (note 5)	(2,908)	—	(12,934)	—
Expenses related to Sally Holdings transactions (note 11)	(50,898)	—	(56,556)	—
Non-cash charge related to conversion to one class of common stock (note 2)	(1)	(3,680)	(3)	(11,058)
Interest expense, net of interest income	(834)	(2,002)	(3,600)	(5,974)

	$40,993	82,211	207,185	233,744

The lease accounting adjustment discussed in note 10 reduced earnings before provision for income taxes for the nine months ended June 30, 2005 by $683,000 for Global Consumer Products, $1.2 million for Sally Beauty Supply and $564,000 for Beauty Systems Group.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(8) GOODWILL AND TRADE NAMES

The change in the carrying amount of goodwill by operating segment for the nine months ended June 30, 2006 is as follows (in thousands):

	Global Consumer Products	Sally Beauty Supply	Beauty Systems Group	Total
Balance as of September 30, 2005	$197,607	10,089	343,461	551,157
Additions, net of purchase price adjustments	4,522	—	14,475	18,997
Foreign currency translation	1,506	70	1,705	3,281

Balance as of June 30, 2006	$203,635	10,159	359,641	573,435

The increase for Global Consumer Products was mainly attributable to the accrual of additional consideration related to the acquisition of Nexxus Products Company (Nexxus). The increase in Beauty Systems Group’s goodwill is primarily due to the acquisition of Salon Success in June, 2006. See note 9 for further discussion of acquisitions.

Indefinite-lived trade names by operating segment at June 30, 2006 and September 30, 2005 were as follows (in thousands):

	June 30, 2006	September 30, 2005
Global Consumer Products	$107,903	105,756
Sally Beauty Supply	713	613
Beauty Systems Group	30,000	30,000

	$138,616	136,369

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

On May 18, 2005, the company acquired substantially all the assets of Nexxus. The company intends to use the Nexxus line of hair care products to expand its market share in the hair care category and provide higher profit margins. The total amount paid for the acquisition was $46.5 million. In accordance with the purchase agreement, additional consideration of up to $55.0 million may be paid over the ten years following the closing of the acquisition based on a percentage of sales of Nexxus branded products. Such additional consideration will be accrued in the period the company becomes obligated to pay the amounts and will increase the amount of goodwill resulting from the acquisition. As of June 30, 2006, the company owed approximately $4.5 million of additional consideration which is expected to be paid in the fourth quarter of fiscal year 2006. Goodwill of $32.3 million, a trade name of $12.6 million and other intangible assets of $2.0 million have been recorded as a result of the acquisition and are expected to be deductible for tax purposes. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Nexxus have been included in the consolidated financial statements from the date of acquisition. Nexxus is included in the company’s Global Consumer Products segment. Pro-forma information for Nexxus is not provided since it is not material to the company’s consolidated results of operations.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(9) ACQUISITIONS (continued)

On June 8, 2006, the company acquired Salon Success, a U.K. based distributor of professional beauty products, in order to expand the geographic area served by Beauty Systems Group. The total estimated purchase price of $21.0 million is subject to adjustment upon finalization of the closing balance sheet. Approximately $1.8 million of the estimated purchase price will be paid in equal annual amounts over the three years following the closing of the acquisition. In accordance with the purchase agreement, additional consideration of up to $2.2 million may be paid over the same three year period based on sales to a specific customer. Goodwill of $14.5 million has been recorded as a result of the acquisition and is not expected to be deductible for tax purposes. These amounts are subject to adjustment upon the finalization of the purchase price allocation. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Salon Success have been included in the consolidated financial statements from the date of acquisition. Salon Success is included in the company’s Beauty Systems Group segment. Pro-forma information for Salon Success is not provided since it is not material to the company’s consolidated results of operations.

(10) LEASE ACCOUNTING ADJUSTMENT

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

(11) SALLY HOLDINGS TRANSACTIONS

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

On April 5, 2006, the company provided notice to Regis that its Board of Directors had withdrawn its recommendation for shareholders to approve the transaction. Following the company’s notice to Regis, also on April 5, 2006, Regis provided notice to the company that it was terminating the merger agreement effective immediately. In connection with the termination of the merger agreement, the company paid Regis a $50.0 million termination fee on April 10, 2006.

On June 19, 2006, the company announced a plan to split Sally Holdings from the consumer products business. Pursuant to an Investment Agreement, CDRS Acquisition LLC (Investor), a limited liability company organized by Clayton, Dubilier & Rice Fund VII, L.P., will invest $575 million to obtain an equity ownership of approximately 47.5% of Sally Holdings and Sally Holdings will incur approximately $1.85 billion of new debt. Upon closing of the transaction, the company’s shareholders will receive, for each share of common stock then owned, (i) one share of common stock of New Alberto-Culver, which will own and operate the company’s consumer products business, (ii) one share of common stock of New Sally Holdings, which will own and operate Sally Holdings’ beauty supply distribution business and (iii) a $25.00 per share special cash dividend.

In connection with these transactions, the company incurred transaction expenses, primarily the termination fee paid to Regis and legal and investment banking fees, during the fourth quarter of fiscal year 2005 and the first nine months of fiscal year 2006. The total amount of transaction expenses, including the termination fee, was $58.0 million ($37.0 million after tax). Approximately $56.6 million ($36.1 million after tax) of that amount was expensed by the company during the first nine months of fiscal year 2006, with the third quarter amount totaling $50.9 million ($32.6 million after tax). All expenses incurred related to the Regis transaction, including the termination fee, are expected to be deductible for tax purposes, while most expenses related to the transaction involving Clayton, Dubilier & Rice, Inc. are not expected to be deductible for tax purposes.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(11) SALLY HOLDINGS TRANSACTIONS (continued)

The company intends to treat the transaction involving Clayton, Dubilier & Rice, Inc. as though it constitutes a change in control for purposes of the company’s stock option and restricted stock plans. As a result, in accordance with the terms of these plans, all outstanding stock options and restricted shares of the company will become fully vested upon completion of the transaction. The company expects to record a charge at that time equal to the amount of future compensation expense that would have been recognized in subsequent periods as the stock options and restricted shares vested over the original vesting periods. Upon completion of the transaction, all outstanding stock options held by employees of Sally Holdings will become options to purchase shares of New Sally Holdings common stock. All other outstanding stock options will become options to purchase New Alberto-Culver common stock.

The Investment Agreement provides that (i) upon the closing of the transaction, New Sally Holdings or Sally Holdings will pay all of Investor’s transaction expenses and a transaction fee in the amount of $30 million to Clayton, Dubilier & Rice, Inc. and (ii) New Sally Holdings or Sally Holdings will pay certain of the combined transaction expenses of Sally Holdings and the company, up to a maximum of $20 million if the transaction closes, and certain other expenses of the company not subject to the $20 million cap. The transaction expenses of the company, including Sally Holdings’ portion, will be expensed by the company as incurred through the date of completion of the transaction.

In addition, following the completion of the transaction, Howard B. Bernick, Chief Executive Officer and President of Alberto-Culver Company, and Michael H. Renzulli, Chairman of Sally Holdings, will terminate their employment with the company and receive certain benefits primarily consisting of combined lump sum cash payments totaling $13.0 million. The company will expense the $13.0 million related to these cash payments at the time of completion of the transaction.

(12) NEW ACCOUNTING PRONOUNCEMENTS

In July, 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the recognition threshold and measurement requirements for tax positions taken or expected to be taken in tax returns and provides guidance on the related classification and disclosure. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. Accordingly, the company will adopt FIN No. 48 no later than the beginning of fiscal year 2008. The company is currently evaluating the effects that the adoption of FIN No. 48 will have on its consolidated financial statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS

Alberto-Culver Company and its subsidiaries (the company) operate two businesses: Global Consumer Products and Beauty Supply Distribution. The Global Consumer Products business consists of two divisions: (1) Alberto-Culver Consumer Products Worldwide, which develops, manufactures, distributes and markets branded beauty care products as well as branded food and household products in the United States and more than 100 other countries, and (2) Cederroth International, which manufactures, markets and distributes beauty and health care products throughout Scandinavia and in Europe. For reporting purposes, these two divisions are included in the Global Consumer Products segment. The company’s Beauty Supply Distribution business includes two segments: (1) Sally Beauty Supply, a domestic and international chain of cash-and-carry stores offering professional beauty supplies to both salon professionals and retail consumers, and (2) Beauty Systems Group (BSG), a full-service beauty supply distributor offering professional brands directly to salons through its own sales force and professional-only stores in exclusive geographical territories in North America and Europe.

OVERVIEW

NON-GAAP FINANCIAL MEASURES

The company’s financial results in the third quarter and first nine months of fiscal year 2006 were affected by three non-core items: stock option expense recorded in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share-Based Payment;” fees and expenses related to the terminated spin/merge of Sally Holdings, Inc. (Sally Holdings) with Regis Corporation (Regis) and the proposed separation of the consumer products and beauty supply distribution businesses involving Clayton, Dubilier & Rice, Inc.; and a non-cash charge related to the company’s conversion to one class of common stock. In addition, the non-cash charge from the conversion to one class of common stock also affected the third quarter and first nine months of fiscal year 2005. In the first quarter of fiscal year 2006, the company began recording stock option expense in accordance with SFAS No. 123 (R). As allowed by the statement, the company elected not to restate its previously issued financial statements; therefore, the company’s fiscal year 2006 results are not directly comparable to the results of prior year periods. In addition, the stock option expense had no effect on the operating profits or cash flows of the company’s business segments or the consolidated cash flows of the company. The Sally Holdings transaction costs relate to transactions contemplated by the company rather than the normal ongoing operations of the company’s businesses and had no effect on the operating profits of the company’s business segments. The non-cash charges relate to a change in the capital structure of the company rather than the normal operations of the company’s core businesses and had no effect on the operating profits or cash flows of the company’s business segments or the consolidated cash flows of the company.

To supplement the company’s financial results presented in accordance with U.S. generally accepted accounting principles (GAAP), “net earnings excluding non-core items,” “basic net earnings per share excluding non-core items” and “diluted net earnings per share excluding non-core items” are disclosed in the “Results of Operations” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). In addition, the company discloses “organic sales growth” which measures the growth in net sales excluding the effects of foreign exchange rates, acquisitions and a divestiture. These measures are “non-GAAP financial measures” as defined by Regulation G of the Securities and Exchange Commission (SEC). The non-GAAP financial measures are not intended to be, and should not be, considered separately from or as alternatives to the most directly comparable GAAP financial measures of “net earnings,” “basic net earnings per share,” “diluted net earnings per share” and “net sales growth.” These specific non-GAAP financial measures, including the per share measures, are presented in MD&A with the intent of providing greater transparency to supplemental financial information used by management and the company’s Board of Directors in their financial and operational decision-making. These non-GAAP financial measures are among the primary indicators that management and the Board of Directors use as a basis for budgeting, making operating and strategic decisions and evaluating performance of the company and management as they provide meaningful supplemental information regarding the normal ongoing operations of the company and its core businesses. In addition, these non-GAAP financial measures are used by management and the Board of Directors to facilitate internal comparisons to the company’s historical operating results. These amounts are disclosed so that the reader has the same financial data that management uses with the belief that it will assist investors and other readers in making comparisons to the company’s historical operating results and

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

OVERVIEW (continued)

NON-GAAP FINANCIAL MEASURES (continued)

analyzing the underlying performance of the company’s normal ongoing operations for the periods presented. Management believes that the presentation of these non-GAAP financial measures, when considered along with the company’s GAAP financial measures and the reconciliations to the corresponding GAAP financial measures, provides the reader with a more complete understanding of the factors and trends affecting the company than could be obtained absent these disclosures. It is important for the reader to note that the non-GAAP financial measures used by the company may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies. Reconciliations of these measures to their most directly comparable GAAP financial measures are provided in the “Reconciliation of Non-GAAP Financial Measures” section of MD&A and should be carefully evaluated by the reader.

ACCOUNTING FOR STOCK-BASED COMPENSATION

Effective October 1, 2005, the company adopted SFAS No. 123 (R) using the modified prospective method. Under this method, compensation expense is recognized for new stock option grants beginning in fiscal year 2006 and for the unvested portion of outstanding stock options that were granted prior to the adoption of SFAS No. 123 (R). The company recognizes compensation expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. In accordance with the modified prospective method, the financial statements for prior periods have not been restated. In the third quarter of fiscal year 2006, the company recorded stock option expense that reduced earnings before provision for income taxes by $2.9 million, provision for income taxes by $1.0 million, net earnings by $1.9 million and basic and diluted net earnings per share by two cents. In the first nine months of fiscal year 2006, the company recorded stock option expense that reduced earnings before provision for income taxes by $12.9 million, provision for income taxes by $4.5 million, net earnings by $8.4 million and basic and diluted net earnings per share by nine cents. The expense recorded in the first quarter of fiscal year 2006 included the immediate expensing of the fair value of stock options granted during the quarter to participants who had already met the definition of retirement under the stock option plans. The net balance sheet effect of recognizing stock option expense increased total stockholders’ equity by $4.5 million in the first nine months of fiscal year 2006 and resulted in the recognition of deferred tax assets of the same amount. The company’s consolidated statement of cash flows for the nine months ended June 30, 2006 reflects $1.0 million of excess tax benefits from employee stock option exercises as a financing cash inflow in accordance with the provisions of SFAS No. 123 (R).

As of June 30, 2006, the company had $16.4 million of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted average period of 2.3 years and $3.8 million of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of 3.4 years. The unamortized balance of restricted shares was included in unearned compensation, a separate component of stockholders’ equity, as of September 30, 2005 and was reclassified to additional paid-in capital upon the adoption of SFAS No. 123 (R).

SALLY HOLDINGS TRANSACTIONS

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

On April 5, 2006, the company provided notice to Regis that its Board of Directors had withdrawn its recommendation for shareholders to approve the transaction. Following the company’s notice to Regis, also on April 5, 2006, Regis provided notice to the company that it was terminating the merger agreement effective immediately. In connection with the termination of the merger agreement, the company paid Regis a $50.0 million termination fee on April 10, 2006.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

OVERVIEW (continued)

SALLY HOLDINGS TRANSACTIONS (continued)

On June 19, 2006, the company announced a plan to split Sally Holdings from the consumer products business. Pursuant to an Investment Agreement, CDRS Acquisition LLC (Investor), a limited liability company organized by Clayton, Dubilier & Rice Fund VII, L.P., will invest $575 million to obtain an equity ownership of approximately 47.5% of Sally Holdings and Sally Holdings will incur approximately $1.85 billion of new debt. Upon closing of the transaction, the company’s shareholders will receive, for each share of common stock then owned, (i) one share of common stock of New Alberto-Culver, which will own and operate the company’s consumer products business, (ii) one share of common stock of New Sally Holdings, which will own and operate Sally Holdings’ beauty supply distribution business and (iii) a $25.00 per share special cash dividend.

In connection with these transactions, the company incurred transaction expenses, primarily the termination fee paid to Regis and legal and investment banking fees during the fourth quarter of fiscal year 2005 and the first nine months of fiscal year 2006. The total amount of transaction expenses, including the termination fee, was $58.0 million ($37.0 million after tax). Approximately $56.6 million ($36.1 million after tax) of that amount was expensed by the company during the first nine months of fiscal year 2006, with the third quarter amount totaling $50.9 million ($32.6 million after tax). All expenses incurred related to the Regis transaction, including the termination fee, are expected to be deductible for tax purposes, while most expenses related to the transaction involving Clayton, Dubilier & Rice, Inc. are not expected to be deductible for tax purposes.

The company intends to treat the transaction involving Clayton, Dubilier & Rice, Inc. as though it constitutes a change in control for purposes of the company’s stock option and restricted stock plans. As a result, in accordance with the terms of these plans, all outstanding stock options and restricted shares of the company will become fully vested upon completion of the transaction. The company expects to record a charge at that time equal to the amount of future compensation expense that would have been recognized in subsequent periods as the stock options and restricted shares vested over the original vesting periods. Upon completion of the transaction, all outstanding stock options held by employees of Sally Holdings will become options to purchase shares of New Sally Holdings common stock. All other outstanding stock options will become options to purchase New Alberto-Culver common stock.

The Investment Agreement provides that (i) upon the closing of the transaction, New Sally Holdings or Sally Holdings will pay all of Investor’s transaction expenses and a transaction fee in the amount of $30 million to Clayton, Dubilier & Rice, Inc. and (ii) New Sally Holdings or Sally Holdings will pay certain of the combined transaction expenses of Sally Holdings and the company, up to a maximum of $20 million if the transaction closes, and certain other expenses of the company not subject to the $20 million cap. The transaction expenses of the company including Sally Holdings’ portion, will be expensed by the company as incurred through the date of completion of the transaction.

In addition, following the completion of the transaction, Howard B. Bernick, Chief Executive Officer and President of Alberto-Culver Company, and Michael H. Renzulli, Chairman of Sally Holdings, will terminate their employment with the company and receive certain benefits primarily consisting of combined lump sum cash payments totaling $13.0 million. The company will expense the $13.0 million related to these cash payments at the time of completion of the transaction.

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

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

OVERVIEW (continued)

NON-CASH CHARGE (continued)

Prior to the adoption of SFAS No. 123 (R), the company accounted for stock compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” which required the company to recognize a non-cash charge from the remeasurement of the intrinsic value of all Class A stock options outstanding on the conversion date. A portion of this non-cash charge was recognized on the conversion date for vested stock options and the remaining non-cash charges related to unvested stock options and restricted shares was being recognized over the remaining vesting periods. In the first nine months of fiscal year 2005, the company recorded non-cash charges against pre-tax earnings of $11.1 million ($7.2 million after tax) with $3.7 million ($2.4 million after tax) recognized in the third quarter. The non-cash charges reduced earnings before provision for income taxes, provision for income taxes, net earnings and basic and diluted net earnings per share. The net balance sheet effect of the options remeasurement increased total stockholders’ equity by $3.9 million in the first nine months of fiscal year 2005, and resulted in the recognition of deferred tax assets of the same amount. Due to the adoption of SFAS No. 123 (R) effective October 1, 2005, the amount of the non-cash charge affecting the third quarter and first nine months of fiscal year 2006 was approximately $1,000 and $3,000, respectively. The non-cash charge had no effect on the operating profits or cash flows of the company’s business segments or the consolidated cash flows of the company.

RECLASSIFICATION

During the second quarter of fiscal year 2006, the company determined that certain of the Beauty Supply Distribution business’ warehousing and distribution costs previously classified in the consolidated statements of earnings as components of advertising, marketing, selling and administrative expenses should be classified as cost of products sold to be consistent with the company’s policy of capitalizing these costs in inventory. As a result, the company has reclassified expenses related to purchasing costs, freight from distribution centers to the stores and handling costs in the distribution centers for all periods presented. These costs amounted to $67.6 million for the first nine months of fiscal year 2006 (with $23.1 million of that amount related to the third quarter) and $63.5 million for the first nine months of fiscal year 2005 (with $21.8 million of that amount related to the third quarter). The reclassifications had no effect on earnings.

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

RESULTS OF OPERATIONS

Third Fiscal Quarter and Nine Months Ended June 30, 2006 versus Third Fiscal Quarter and Nine Months Ended June 30, 2005

The company achieved record third quarter net sales of $952.7 million in fiscal year 2006, up $53.8 million or 6.0% over the comparable period of the prior year. For the nine months ended June 30, 2006, net sales reached a new high of $2.8 billion, representing a 6.4% increase compared to last year’s nine-month period. The effect of foreign exchange rates increased sales by 0.2% in the third quarter and decreased sales by 0.6% in the first nine months of fiscal year 2006. Organic sales, which exclude the effects of foreign exchange rates, acquisitions and a divestiture, grew 5.3% during the third quarter and 5.7% during the first nine months of fiscal year 2006. Organic sales growth for the third quarter and first nine months of fiscal year 2006 includes the effect of sales related to the launch of Nexxus into retail channels in the U.S.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

RESULTS OF OPERATIONS (continued)

Net earnings were $30.5 million for the three months ended June 30, 2006 versus $53.4 million for the same period of the prior year. Net earnings for the third quarter of fiscal years 2006 and 2005 were reduced by $34.5 million and $2.4 million, net of income taxes, respectively, as a result of the non-core items discussed in the “Overview” section of MD&A. Basic net earnings per share were 33 cents in the third quarter of fiscal year 2006 versus 58 cents in the same period of fiscal year 2005. Diluted net earnings per share for the current quarter were 33 cents compared to 57 cents in the same period of the prior year. In the third quarter of fiscal year 2006, non-core items decreased basic net earnings per share by 37 cents and diluted net earnings per share by 36 cents. In the third quarter of fiscal year 2005, the non-core item reduced basic and diluted net earnings per share by three cents.

Excluding non-core items, net earnings were $65.0 million for the three months ended June 30, 2006 or 16.4% higher than net earnings of $55.8 million in the third quarter of fiscal year 2005. Basic net earnings per share excluding non-core items were 70 cents in the third quarter of fiscal year 2006, which was nine cents or 14.8% higher than the same period of fiscal year 2005. Diluted net earnings per share excluding non-core items increased 15.0% to 69 cents from 60 cents in the same period of the prior year.

Net earnings for the nine months ended June 30, 2006 were $139.5 million versus $151.9 million in the prior year. Net earnings were lowered by $44.5 million and $7.2 million, net of income taxes, in the first nine months of fiscal years 2006 and 2005, respectively, as a result of the non-core items discussed in the “Overview” section of MD&A. Basic net earnings per share were $1.51 in the first nine months of fiscal year 2006 versus $1.66 in the same period of fiscal year 2005. Diluted net earnings per share were $1.50 for the first nine months of fiscal year 2006 compared to $1.63 in the prior year. In the first nine months of fiscal year 2006, non-core items reduced basic net earnings per share by 48 cents and diluted net earnings per share by 47 cents. In the first nine months of fiscal year 2005, the non-core item reduced basic and diluted net earnings per share by eight cents.

Excluding non-core items, net earnings were $184.0 million for the nine months ended June 30, 2006 or 15.6% higher than the prior year’s first nine months net earnings of $159.1 million. Basic net earnings per share excluding non-core items were $1.99 in the first nine months of fiscal year 2006, which was 25 cents or 14.4% higher than the same period of fiscal year 2005. Diluted net earnings per share excluding non-core items for the first nine months of fiscal year 2006 increased 15.2% to $1.97 from $1.71 in the same period of the prior year.

Compared to the same periods of the prior year, sales of Global Consumer Products increased 9.2% in the third quarter and first nine months of fiscal year 2006. The third quarter and first nine months sales increases were primarily due to the launch of Nexxus into retail channels and higher sales of TRESemmé shampoos, conditioners and styling products in the U.S. The sales increase in the first nine months was partially offset by the effect of foreign exchange rates, which decreased sales by 1.6%. The effect of foreign exchange rates on the net sales increase for the three months ended June 30, 2006 was not significant.

Sales of the Beauty Supply Distribution business, composed of Sally Beauty Supply and BSG, were $599.5 million in the third quarter and $1.8 billion for the first nine months of fiscal year 2006, representing an increase of 4.0% for the third quarter and 4.7% for the nine-month period versus the prior year.

Sales of Sally Beauty Supply increased to $357.0 million in the third quarter of fiscal year 2006 and $1.1 billion for the first nine months of fiscal year 2006, compared to $346.2 million and $1.0 billion for the prior year periods. The sales increases of 3.1% for the third quarter and 3.9% for the first nine months of fiscal year 2006 were primarily attributable to the opening of new stores, including 105 net new stores during the last twelve months (2.2% for the third quarter and the first nine months) and the growth of its existing business which primarily represents same store sales. These increases were partially offset by the effect of foreign exchange rates (0.2% for the third quarter and 0.5% for the first nine months).

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

RESULTS OF OPERATIONS (continued)

Sales of BSG were $242.6 million in the third quarter and $707.0 million for the first nine months of fiscal year 2006 compared to $230.4 million in the third quarter and $667.9 million for the first nine months of the prior year. The sales increase of 5.3% for the third quarter of fiscal year 2006 was primarily attributable to acquisitions (0.9%), the opening of new stores, including seven net new stores during the last twelve months (0.2%), the impact of foreign exchange rates (1.1%) and the growth of its existing business which primarily represents same store sales. The sales increase of 5.9% for the first nine months of fiscal year 2006 was mainly attributable to acquisitions (4.1%), the opening of new stores, including seven net new stores during the last twelve months (0.8%), the impact of foreign exchange rates (0.7%) and the growth of its existing business which primarily represents same store sales. These increases for the third quarter and first nine months of fiscal year 2006 were partially offset by lower sales by BSG’s professional distributor sales consultants as salon professionals shifted some of their purchases from sales consultants to BSG stores.

Cost of products sold as a percentage of net sales was 51.3% for the third quarter and first nine months of fiscal year 2006 compared to 52.4% for the third quarter and 52.2% for the first nine months of the prior year. The lower cost of products sold percentages in the third quarter and first nine months of fiscal year 2006 were primarily attributable to the launch of Nexxus into retail channels, as Nexxus products have a lower cost of goods sold percentage, and improved vendor pricing and lower store inventory shrinkage for the Beauty Supply Distribution business.

Compared to the prior year, advertising, marketing, selling and administrative expenses in fiscal year 2006 increased $31.5 million or 9.3% for the third quarter and $87.2 million or 8.7% for the first nine months. The increases primarily resulted from higher expenditures for advertising and marketing (4.5% for the third quarter and 3.7% for the first nine months), the recording of stock option expense resulting from the adoption of SFAS No. 123 (R) (0.9% for the third quarter and 1.3% for the first nine months) and higher selling costs associated with the launch of Nexxus into retail channels and the growth of the Sally Beauty Supply and BSG businesses (2.3% for the third quarter and 2.4% for the first nine months).

Advertising and marketing expenditures were $82.0 million in the third quarter of fiscal year 2006, an increase of 23.2% from $66.6 million in the prior year, and $240.6 million for the first nine months of fiscal year 2006, which was 18.3% higher than the $203.3 million for the first nine months of fiscal year 2005. These increases were primarily due to higher advertising and marketing expenditures in the U.S. for Nexxus (27.6% for the third quarter and 20.1% for the first nine months) and TRESemmé (4.7% for the third quarter and 5.2% for the first nine months), partially offset by the decreased expenditures in the U.S. for Alberto VO5 (7.2% for the third quarter and 3.4% for the first nine months).

Interest expense, net of interest income, was $834,000 in the third quarter and $3.6 million for the first nine months of fiscal year 2006 compared to $2.0 million for the third quarter and $6.0 million for the first nine months of fiscal year 2005. Interest expense was $2.5 million in the third quarter and $7.7 million for the first nine months of fiscal year 2006 versus $2.6 million for the third quarter and $8.0 million for the first nine months of fiscal year 2005. Interest income was $1.7 million in the third quarter of fiscal year 2006 and $4.1 million for the first nine months of fiscal year 2006 compared to $626,000 for the third quarter and $2.0 million for the first nine months of the prior year. The increase in interest income in the current year was primarily due to higher interest rates and higher cash and short-term investment balances.

The provision for income taxes as a percentage of earnings before income taxes was 25.5% for the third quarter and 32.7% for the first nine months of fiscal year 2006, as compared to 35.0% for the third quarter and first nine months of fiscal year 2005. The lower effective tax rates in the third quarter and first nine months of fiscal year 2006 were mainly due to the favorable resolutions of certain tax audits, a reduction in an income tax accrual for certain foreign entities following the expiration of the statute of limitations and the expected utilization of additional foreign tax credits, partially offset by higher state income taxes.

FINANCIAL CONDITION

June 30, 2006 versus September 30, 2005

Working capital at June 30, 2006 was $770.6 million, an increase of $116.9 million from $653.7 million at September 30, 2005. The resulting ratio of current assets to current liabilities was 2.41 to 1.00 at June 30, 2006 compared to 2.22 to 1.00 at September 30, 2005. The increase in working capital was primarily due to working capital generated from operations, partially offset by cash outlays for capital expenditures and cash dividends, as well as for the purchase of Salon Success in June, 2006.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

FINANCIAL CONDITION (continued)

Cash, cash equivalents and short-term investments increased $51.9 million to $220.4 million during the first nine months of fiscal year 2006 primarily due to cash flows provided by operating activities ($144.6 million) and cash received from exercises of employee stock options ($21.6 million), partially offset by cash outlays for capital expenditures ($61.7 million), dividends ($33.3 million) and for acquisitions ($22.0 million).

Accounts receivable increased $8.3 million to $294.3 million in the first nine months of fiscal year 2006. Trade receivables increased $7.7 million in the first nine months of fiscal year 2006 primarily due to receivables resulting from the launch of Nexxus into retail channels, the acquisition of Salon Success, an increase in Mexico as a result of increased sales during the third quarter of fiscal year 2006 and the effect of foreign exchange rates, partially offset by a decrease in the U.K. as a result of focused cash collection efforts in June, 2006.

Inventories increased $58.0 million during the first nine months of fiscal year 2006 to $747.7 million. Sally Beauty Supply and BSG inventories were $32.9 million higher primarily due to new stores, expanded product lines, strategic inventory purchases related to favorable pricing from vendors and the acquisition of Salon Success. Inventories for Global Consumer Products were $25.4 million higher principally due to increased finished goods inventories associated with the launch of Nexxus into retail channels.

Other current assets increased $9.4 million to $54.9 million in the first nine months of fiscal year 2006, primarily due to the acquisition of Salon Success and increases in deferred income taxes and prepaid advertising and marketing expenses.

Net property, plant and equipment rose $16.6 million during the first nine months of fiscal year 2006 to $352.0 million at June 30, 2006. The increase resulted primarily from expenditures for additional Sally Beauty Supply and BSG stores, and office facilities and warehouse expansions, partially offset by depreciation during the nine-month period.

Goodwill increased $22.3 million during the first nine months of fiscal year 2006 to $573.4 million mainly due to the acquisition of Salon Success in June, 2006 and additional purchase price related to the Nexxus acquisition.

Accounts payable increased $9.4 million during the first nine months of fiscal year 2006 to $270.8 million mainly due to higher advertising payables related to the launch of Nexxus into retail channels and the timing of vendor payments.

Stock options subject to redemption of $33.6 million as of June 30, 2006 represent the intrinsic value as of November 5, 2003 of currently outstanding stock options which were modified on that date as a result of the company’s conversion to one class of common stock. This amount was reclassified from additional paid-in capital because the company’s stock option plans contain a contingent cash settlement provision upon the occurrence of certain change in control events which are not solely in the control of the company. While the company believes the possibility of occurrence of any such change in control events is remote, the reclassification was required because the company does not have sole control over such events. See note 5 to the Consolidated Financial Statements for further discussion.

Additional paid-in capital decreased $17.5 million during the first nine months of fiscal year 2006, primarily due to the reclassification to stock options subject to redemption discussed in the preceding paragraph, partially offset by paid-in capital recorded for stock option expense and the issuance of common stock related to the exercise of stock options and other employee incentive plans.

Unearned compensation, a separate component of stockholders’ equity, decreased $3.0 million during the first nine months of fiscal year 2006. The unamortized balance of restricted shares was included in unearned compensation as of September 30, 2005 and was reclassified to additional paid-in capital in fiscal year 2006 in accordance with SFAS No. 123 (R).

Accumulated other comprehensive loss – foreign currency translation decreased $13.1 million during the first nine months of fiscal year 2006. The decrease was primarily due to the weakening of the U.S. dollar versus certain foreign currencies, primarily the Swedish krona, British pound and Canadian dollar.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

On April 28, 2005, the Board of Directors authorized the company to purchase up to 5,000,000 shares of common stock. No shares have been purchased under this authorization as of June 30, 2006. Purchases of the company’s common stock may be made through the open market and/or private transactions depending on various factors including market conditions, share price and other alternative uses of cash such as acquisitions.

The company has a $300 million revolving credit facility which expires August 31, 2009. There were no borrowings outstanding on the revolving credit facility as of June 30, 2006. The proposed separation of the consumer products and beauty supply distribution businesses involving Clayton, Dubilier & Rice, Inc. would result in a default under the revolving credit facility unless (i) the terms of the credit facility are renegotiated or (ii) the facility is terminated by the company. The company intends to negotiate an amendment to the existing credit facility or enter into a new credit facility prior to completion of the transaction.

NEW ACCOUNTING PRONOUNCEMENTS

In July, 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the recognition threshold and measurement requirements for tax positions taken or expected to be taken in tax returns and provides guidance on the related classification and disclosure. The provisions of FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the company will adopt FIN No. 48 no later than the beginning of fiscal year 2008. The company is currently evaluating the effects that the adoption of FIN No. 48 will have on its consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

The company’s significant accounting policies are described in note 1 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2005. A discussion of critical accounting policies is included in MD&A in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005. Other than the item discussed below, there were no significant changes in the company’s critical accounting policies during the nine months ended June 30, 2006.

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

The amount of stock option expense is determined based on the fair value of each stock option grant, which is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected life, volatility, risk-free interest rate and dividend yield. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding. The company estimates the expected life based on historical exercise trends. The company estimates expected volatility based on the historical volatility of the company’s common stock. The estimate of the risk-free interest rate is based on the U.S. Treasury bill rate for the expected life of the stock options. The dividend yield represents the company’s anticipated cash dividend over the expected life of the stock options. The amount of stock option expense recorded is significantly affected by these estimates. In addition, the company records stock option expense based on an estimate of the total number of stock options expected to vest, which requires the company to estimate future forfeitures. The company uses historical forfeiture experience as a basis for this estimate. Actual forfeitures differing from these estimates could significantly affect the timing of the recognition of stock option expense.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

Reconciliations of non-GAAP financial measures to their most directly comparable financial measures under GAAP for the three and nine months ended June 30, 2006 and 2005 are as follows (in thousands, except per share data):

	Three Months Ended June 30		Nine Months Ended June 30
	2006	2005	2006	2005
Net earnings, as reported	$30,524	53,437	139,478	151,933

Stock option expense, net of income taxes	1,885	—	8,381	—

Sally transaction expenses, net of income taxes	32,568	—	36,093	—

Non-cash charge related to conversion to one class of common stock, net of income taxes	—	2,392	2	7,188

Net earnings excluding non-core items	$64,977	55,829	183,954	159,121

Basic net earnings per share, as reported	$.33	.58	1.51	1.66

Stock option expense, net of income taxes	.02	—	.09	—

Sally transaction expenses, net of income taxes	.35	—	.39	—

Non-cash charge related to conversion to one class of common stock, net of income taxes	—	.03	—	.08

Basic net earnings per share excluding non-core items	$.70	.61	1.99	1.74

Diluted net earnings per share, as reported	$.33	.57	1.50	1.63

Stock option expense, net of income taxes	.02	—	.09	—

Sally transaction expenses, net of income taxes	.34	—	.38	—

Non-cash charge related to conversion to one class of common stock, net of income taxes	—	.03	—	.08

Diluted net earnings per share excluding non-core items	$.69	.60	1.97	1.71

A reconciliation of “organic sales growth,” a non-GAAP financial measure, to its most directly comparable financial measure under GAAP for the three and nine months ended June 30, 2006 and 2005 is as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2006	2005	2006	2005
Net sales growth, as reported	6.0%	9.2%	6.4%	9.3%
Effect of foreign exchange	(0.2)	(1.2)	0.6	(1.4)
Effect of acquisitions	(0.5)	(3.5)	(1.4)	(3.8)
Effect of divestiture	—	1.3	0.1	1.5

Organic sales growth*	5.3%	5.8%	5.7%	5.6%

*	Organic sales growth includes sales related to the retail launch of Nexxus.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

RELATIONSHIPS WITH SUPPLIERS

Most of the net sales of the company’s Sally Beauty Supply and BSG business segments (Sally/BSG) are generated through retail stores with respect to the Sally Beauty Supply business and both professional only stores and professional distribution sales consultants with respect to the BSG business. In addition, BSG has a number of franchisees located primarily in the south and southwestern portions of the United States and in Mexico, which buy products directly from BSG for resale in their assigned territories. A very small percentage of sales are generated through subdistributors (primarily in Europe), which also buy products directly from BSG for resale in their assigned territories. Sally/BSG and its suppliers are dependent on each other for the distribution of beauty products. As is typical in distribution businesses, these relationships are subject to change from time to time (including the expansion or loss of distribution rights in various geographies and the addition or loss of products lines). Changes in Sally/BSG’s relationships with suppliers occur often, and could positively or negatively impact the net sales and operating profits of Sally/BSG. For example, as previously disclosed, net sales and operating profits of Sally/BSG were negatively affected in fiscal year 2005 by the decision of certain suppliers of the BSG business to begin selling their products directly to salons in most markets. Subsequently, in fiscal year 2006 one of those suppliers agreed to have BSG, once again, sell its product lines in BSG stores. Currently, BSG is in discussions with a principal supplier of Sally/BSG regarding one BSG division within the United States, and these discussions could result in limitations for the product lines of that supplier. While the company cannot predict what changes to the relationship between BSG and this supplier may eventually occur, such changes are expected to have little or no impact on Sally/BSG’s net sales or operating profits for fiscal year 2006. At this time, the company cannot predict what effect, if any, these discussions will have on the operating results of Sally/BSG after fiscal year 2006, though if such negotiations are not resolved favorably to the company, there could be a negative effect on operating results for fiscal year 2007 and possibly beyond.

The company believes that Sally/BSG can be successful in mitigating negative effects resulting from unfavorable changes in the relationships between Sally/BSG and its suppliers through the development of new or expanded supplier relationships. For example, BSG is currently in the process of opening stores in certain areas of Florida for the first time as the result of acquiring a company in June, 2006 which holds the rights to sell an important supplier’s products in portions of Florida. In addition, Sally/BSG is (i) negotiating with various suppliers to add new product lines or expand existing product lines, (ii) adding additional product lines to the planned new BSG stores in Florida and (iii) planning to begin selling certain product lines in Michigan for the first time for its BSG operations.

FORWARD - LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein, if any, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s current expectations and assessments of risks and uncertainties and reflect various assumptions concerning anticipated results, which may or may not prove to be correct. Some of the factors that could cause actual results to differ materially from estimates or projections contained in such forward-looking statements include: risks inherent in acquisitions, divestitures and strategic alliances; the pattern of brand sales; loss of distributorship rights; competition within the relevant product markets; loss of one or more key employees; sales by unauthorized distributors in the company’s exclusive markets; the effects of a prolonged United States or global economic downturn or recession; changes in costs; the costs and effects of unanticipated legal or administrative proceedings; health epidemics; adverse weather conditions; and variations in political, economic or other factors such as currency exchange rates, inflation rates, interest rates, tax changes, legal and regulatory changes or other external factors over which the company has no control. In addition, the following factors, among others, could cause actual results to differ from any forward-looking statements made with respect to the benefits of the proposed transaction involving the company and Clayton, Dubilier & Rice, Inc., which will separate the company’s consumer products and beauty supply distribution businesses: the failure of the company’s shareholders to approve the transaction; the risk that the businesses will not be separated successfully or cost effectively; disruption from the transaction making it more difficult to maintain relationships with clients, employees or suppliers; and events that negatively affect the intended tax free nature of the portion of the transaction related to the distribution of shares of a new company formed to hold the company’s consumer products business. Alberto-Culver Company has no obligation to update any forward-looking statement in this Quarterly Report on Form 10-Q or any incorporated document.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the company’s market risk during the nine months ended June 30, 2006.

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

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

PART II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 28, 2005, the Board of Directors authorized the company to purchase up to 5,000,000 shares of common stock. No shares have been purchased under this authorization as of June 30, 2006.

The following table summarizes information with respect to purchases made by or on behalf of the company of shares of its common stock.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2006	—	—	—	5,000,000
May 1 – 31, 2006	—	—	—	5,000,000
June 1 – 30, 2006	—	—	—	5,000,000

Total	—		—

ITEM 6. EXHIBITS

2	(a)	Copy of Separation Agreement dated as of June 19, 2006 among New Sally Holdings, Inc., Sally Holdings, Inc., New Aristotle Holdings, Inc. and Alberto-Culver Company (filed as Exhibit 2.01 and incorporated herein by reference to the company’s Form 8-K Current Report dated June 18, 2006).

2	(b)	Copy of Investment Agreement dated as of June 19, 2006 among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC (filed as Exhibit 2.02 and incorporated herein by reference to the company’s Form 8-K Current Report dated June 18, 2006).

10	(a)	Copy of Tax Allocation Agreement dated as of June 19, 2006 among New Sally Holdings, Inc., Sally Holdings, Inc., New Aristotle Holdings, Inc. and Alberto-Culver Company (filed as Exhibit 10.01 and incorporated herein by reference to the company’s Form 8-K Current Report dated June 18, 2006).

10	(b)	Copy of Employee Matters Agreement dated as of June 19, 2006 among New Sally Holdings, Inc., Sally Holdings, Inc., Alberto-Culver Company and New Aristotle Holdings, Inc.* (filed as Exhibit 10.02 and incorporated herein by reference to the company’s Form 8-K Current Report dated June 18, 2006).

10	(c)	Copy of Severance Agreement Amendment dated as of June 19, 2006 between Alberto-Culver Company and Carol L. Bernick* (filed as Exhibit 10.03 and incorporated herein by reference to the company’s Form 8-K Current Report dated June 18, 2006).

10	(d)	Copy of Severance Agreement Amendment dated as of June 19, 2006 between Alberto-Culver Company and William J. Cernugel* (filed as Exhibit 10.04 and incorporated herein by reference to the company’s Form 8-K Current Report dated June 18, 2006).

10	(e)	Copy of Severance Agreement Amendment dated as of June 19, 2006 between Alberto-Culver Company and V. James Marino* (filed as Exhibit 10.05 and incorporated herein by reference to the company’s Form 8-K Current Report dated June 18, 2006).

10	(f)	Copy of Form of Severance Agreement Amendment between Alberto-Culver and its executive officers other than the named executive officers and Gary G. Winterhalter* (filed as Exhibit 10.06 and incorporated herein by reference to the company’s Form 8-K Current Report dated June 18, 2006).

10	(g)	Copy of Termination and Consulting Agreement dated as of June 18, 2006 among Alberto-Culver Company, Sally Holdings, Inc. and Michael H. Renzulli* (filed as Exhibit 10.07 and incorporated herein by reference to the company’s Form 8-K Current Report dated June 18, 2006).

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

ITEM 6. EXHIBITS (continued)

10	(h)	Copy of Termination Agreement dated as of June 18, 2006 between Alberto-Culver Company and Howard B. Bernick* (filed as Exhibit 10.08 and incorporated herein by reference to the company’s Form 8-K Current Report dated June 18, 2006).

10	(i)	Copy of Termination Agreement dated as of June 19, 2006 among Alberto-Culver Company, Sally Holdings, Inc. and Gary G. Winterhalter* (filed as Exhibit 10.09 and incorporated herein by reference to the company’s Form 8-K Current Report dated June 18, 2006).

10	(j)	Copy of Support Agreement dated as of June 19, 2006 among Alberto-Culver Company, New Sally Holdings, Inc., CDRS Acquisition LLC and the persons whose names are set forth on the signature pages thereto under the caption “Stockholders” (filed as Exhibit 10.10 and incorporated herein by reference to the company’s Form 8-K Current Report dated June 18, 2006).

10	(k)	Copy of Support Agreement dated as of June 19, 2006 among Alberto-Culver Company, New Sally Holdings, Inc., CDRS Acquisition LLC and Howard B. Bernick (filed as Exhibit 10.11 and incorporated herein by reference to the company’s Form 8-K Current Report dated June 18, 2006).

10	(l)	Copy of Limited Guarantee dated as of June 19, 2006 by Clayton, Dubilier & Rice Fund VII, L.P. in favor of Alberto-Culver Company (filed as Exhibit 10.12 and incorporated herein by reference to the company’s Form 8-K Current Report dated June 18, 2006).

10	(m)	Summary of Agreement to Pay Expenses of Certain Shareholders.

31	(a)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31	(b)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32	(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is a management contract or compensatory plan or arrangement of the registrant.

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

August 7, 2006